Form 10QSB
period 1996-03-31
SILVER LEDGE INC
filed 1996-06-13
CIK 90357

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1996

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to

                      Commission File Number  1-5701

                            SILVER LEDGE, INC.
     (Exact name of small business issuer as specified in its charter)

            Montana                                 87-0297202
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

              352 South Main Street, Clearfield, Utah  84015
                 (Address of principal executive offices)

Registrant's telephone no., including area code:  (801)  773-8607

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding as of March 31, 1996

Common Stock, $.10 par value                             45,657,907


                             TABLE OF CONTENTS

Heading                                                           Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . .           1

       Balance Sheets -- March 31, 1996 and December 31,
         1995                                                      2

       Statements of Operations -- three months ended
         March 31, 1996 and 1995. . . . . . . . . . . .            3

       Statements of Stockholders' Equity. . . . . . . .           4

       Statements of Cash Flows -- three months ended
         March 31, 1996 and 1995. . . . . . . . . . . . .          5

       Notes to Financial Statements . . . . . . . . . .           6

Item 2.   Management's Discussion and Analysis and Results
           of operations . . . . . . . . . . . . . . . . .         9

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .          10

Item 2.   Changes In Securities. . . . . . . . . . . . .          10

Item 3.   Defaults Upon Senior Securities. . . . . . . .          10

Item 4.   Submission of Matters to a Vote of Securities
            Holders    . . . . . . . . . . . . . . . . .          10

Item 5.   Other Information. . . . . . . . . . . . . . .          10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .          10

       SIGNATURES. . . . . . . . . . . . . . . . . . . .          11

                                  PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1996, have been prepared by the Company.











                            SILVER LEDGE, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                   March 31, 1996 and December 31, 1995

                            SILVER LEDGE, INC.
                        Consolidated Balance Sheets

                                  ASSETS

                                             March 31,        December 31,
                                                1996             1995
                                            (Unaudited)
CURRENT ASSETS

  Cash                                      $     -         $        279
  Accounts receivable - trade (Note 1)         276,140           305,556
  Accounts receivable - related parties
  (Note 2)                                     527,744           436,971
  Inventory (Note 1)                           412,761           547,136

     Total Current Assets                     1,216,645        1,289,942

FIXED ASSETS, net of accumulated
depreciation (Note 1)                            44,952           46,794

     TOTAL ASSETS                           $ 1,261,597      $ 1,336,736

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Cash overdraft                            $    73,563      $    58,044
  Accounts payable                              174,155          146,908
  Accrued expenses                                1,100           78,150
  Line of credit                                234,061          291,902

     Total Current Liabilities                  482,879          575,004

     Total Liabilities                          482,879          575,004

COMMITMENTS AND CONTINGENCIES (Note 3)             -                -

STOCKHOLDERS' EQUITY

  Common Stock, par value $0.10 per share,
   50,000,000 shares authorized, 45,657,907
   shares issued and outstanding              4,565,791        4,565,791
  Deficit in capital in excess of par value  (2,946,215)      (2,946,215)
  Accumulated deficit                          (840,858)        (857,844)

     Total Stockholders' Equity                 778,718          761,732
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,261,597      $ 1,336,736

                            SILVER LEDGE, INC.
                   Consolidated Statements of Operations


                                              For the Three
                                          Months Ended March 31,
                                           1996          1995
                                       (Unaudited)   (Unaudited)
REVENUES

  Sales                               $   696,119   $   804,511
  Cost of goods sold                      515,128       631,428

   Gross Profit                           180,991       173,083

EXPENSES

  Depreciation and amortization             1,842           771
  General and administrative              162,163       140,482

   Total Expenses                         164,005       141,253

NET INCOME FROM OPERATIONS                 16,986        31,830

  Income tax expense (Note 1)                -             -

NET INCOME (LOSS)                      $   16,986    $   31,830

INCOME (LOSS)
 PER SHARE                             $     0.00    $     0.00

                            SILVER LEDGE, INC.
              Consolidated Statements of Stockholders' Equity
                                (Unaudited)

                                                  Deficit in
                                                  Capital in
                             Common Stock         Excess of       Accumulated
                         Shares       Amount      Par Value         Deficit

Balance,
 December 31, 1994    45,657,907   $ 4,565,791   $ (2,946,215)    $ (924,185)

Net income for
 the year ended
 December 31, 1995          -             -              -            66,341

Balance,
 December 31, 1995    45,657,907     4,565,791     (2,946,215)      (857,844)

Net income for the
 three months ended
 March 31, 1996             -             -              -            16,986

Balance, March 31,
  1996                45,657,907   $ 4,565,791   $ (2,946,215)    $ (840,858)

                                              SILVER LEDGE, INC.
                                     Consolidated Statements of Cash Flows


                                                        For the Three
                                                    Months Ended March 31,
                                                    1996              1995
                                                (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                     $    16,986      $     31,830
  Non-cash expenses and revenues
    included in income
    Depreciation                                      1,842               771
  Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable       (61,357)          (32,570)
   (Increase) decrease in inventory                 134,375           (83,173)
   Increase (decrease) in accounts
    payable and accrued expenses                    (49,803)         (124,921)
   Increase (decrease) in cash overdraft             15,519              -

          Net Cash (Used) by Operating Activities    57,562          (208,063)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                             -                 -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of line of credit                       (57,841)             -
  Proceeds from line of credit                         -              227,041

          Net Cash Provided by Financing
           Activities                               (57,841)          227,041

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                             (279)           18,978

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                 279             3,655

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                 $    -          $    22,633

CASH PAID FOR
 Interest                                         $    -          $    17,359
 Income taxes                                          -                 -

                            SILVER LEDGE, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 1 -    Summary of Significant Accounting Policies

      This summary of significant accounting policies of Silver
      Ledge, Inc. (the Company) is presented to assist in understanding these financial statements. These accounting policies conform to generally accepted accounting principles.

      The Company is in the business of manufacturing and selling steel and steel related products such as wood burning stoves.

      a. Property and Equipment

      Maintenance and repairs of property and equipment that do not improve or extend the life of the respective assets are charged to expense as incurred. The property and equipment are depreciated over their estimated useful life of 5-7 years.

      b. Income Taxes

      No provision for income taxes has been made due to operating losses in prior years. The Company has net operating loss carryovers to future years as follows:

                                                Expiring
                             Amount              in Year

                             $ 379,924            2001
                                 2,523            2004

                   Total     $ 382,447

      c. Dividends

      No dividends have been declared or paid since the inception of the Company.

      d. Income (Loss) Per Share

      Income (loss) per share is computed based on the weighted average number of shares outstanding during each year.

                            SILVER LEDGE, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 1 -    Summary of Significant Accounting Policies (Continued)

      e. Accounts Receivable

      Accounts receivable are shown net of any accounts deemed uncollectible by the Company. The allowance for doubtful accounts for the year ended December 31, 1995 was $12,499.

      f. Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Silver Ledge, Inc. and its wholly-owned subsidiaries: Heritage Stoves, Inc., Clearfield Manufacturing and Clearfield Products. The consolidation was completed using the pooling of interests method of accounting for business combinations and all significant inter-company transactions have been eliminated.

      g. Inventory

      The inventory consists of raw materials used in the manufacturing processes and work in process. The inventory is carried at its lower of cost or market value using the first-in-first-out method.

            At December 31, inventories were as follows:

                                                     1995
            Raw materials and supplies            $ 401,959
            Work-in-process                          18,021
            Finished goods                          127,156
                 Total                            $ 547,136

      h. Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      i. Fixed Assets

      The Company's fixed assets are recorded at cost:

                                                    1995

            Equipment                           $   53,628
            Vehicles                                 5,000
                                                    58,628
            Accumulated depreciation               (11,834)
                Net book value                   $  46,794

                            SILVER LEDGE, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 2 -    Related Party Transactions

      In 1992 the Company's officers and directors formed a company which assumed all of the debt on the equipment that the Company then owned. The officers and directors are leasing the equipment back to the Company. Neither the sale nor the lease back agreements were negotiated at arms length. The Company was owed $139,139 and $27,055 from the sale and lease back of the equipment at December 31, 1995 and March 31, 1996, respectively. The Company paid $198,000 in rent to the related parties in 1995. The Company is renting its buildings from two major shareholders on a month to month basis. The Company paid $116,600 to the shareholders in 1995.

      In 1994, the Company had approximately $800,000 in sales to companies owned by a major shareholder. At December 31, 1995 and March 31, 1996, the Company was owed $436,971 and
      $500,689 by those companies, respectively.

NOTE 3 -    Commitments and Contingencies

      The Company is involved in litigation arising in the course of business. It is not possible to state the ultimate outcome, if any, in these matters. The following is a summary of those matters:

      Matters reduced to judgment against the Company or its subsidiaries, or otherwise made certain, but still pending because the amount remains unpaid or no agreement for payment has been reached:

      A. MAC JAC DEVELOPMENT vs. SILVER LEDGE, INC. dba CLEARFIELD COMPANIES, INC.; Superior Court, County of Sacramento, State of California, Case No. 356036 (filed
      1987). The claim in the principal sum of $3,000 was for back rent with a total three-year rental of $64,368 potentially being due (less any amount of mitigation) and for unlawful detainer pursuant to a written agreement for the rental of real property. The claim was disputed by Clearfield Companies, Inc. The amount of the claim was disputed by Silver Ledge, Inc. as possession of the premises was returned to lessor for re-rental. Judgement was rendered for the Plaintiff. The judgement remains unpaid.

      B. ELLSWORTH (L.J.) CONSTRUCTION, INC. vs. SILVER LEDGE, INC., et al.; Seventh Judicial District Court, Bingham County, State of Idaho, Case No. 13426 (filed 1987). The claim in the principal sum of $33,871 was for goods provided and services rendered. Default Judgment was entered, prior to 1990, for failure to answer. The judgment remains unpaid. The financial statements have been adjusted to reflect the claim in accounts payable.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

      The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month period ended March 31, 1996 and 1995. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                Three Months Ended
                                                     March 31,
                                                  1996      1995
                                                    (Unaudited)
    Sales. . . . . . . . . . . . . . . . . .       100 %    100%
    Cost of goods sold . . . . . . . . . . .        74       78
    Gross profits. . . . . . . . . . . . . .        26       22
    Total expenses . . . . . . . . . . . . .        24       18
    Net income from operations . . . . . . .         2        4
    Net income . . . . . . . . . . . . . . .         2        4


Results of Operations for the Three Months Ended March 31, 1996 and 1995

    Total sales of $696,119 for the three months ended March 31, 1995 ("first quarter of 1996") represent a decrease of approximately 13% from total revenue of $804,511 for the three months ended March 31, 1995 ("first quarter of 1995"), primarily attributed to the decreased sales by the fabricating division due to the overall decrease in stove sales. As a percentage of total sales, cost of goods sold decreased from 78% for the first quarter of 1995 to 74% for the first quarter of 1996. Total cost of goods sold decreased 18% during the first quarter of 1996 compared with the 13% decrease in sales for the same period. General and administrative expenses increased 15% for the first quarter of 1995 due the addition of a new salesperson and the lease of new equipment, and as a percentage of sales, general and administrative expenses increased from 18% for the first quarter of 1995 to 24% for the corresponding 1996 period. Net income of $16,986 for the first quarter of 1996 decreased $14,844, or 47%, when compared with the 1995 period primarily attributed to the 13% decrease in total sales and 15% increase in general and administrative expenses.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied primarily by income from operations and by a commercial line of credit. Working capital at March 31, 1996 was $733,766 compared to $714,938 at December 31, 1995. This 3% increase in working capital for the first quarter of 1996 is attributed to the Company's 21% increase in accounts receivables from related parties due to general business cycles, 99% decrease in accrued expenses due to the payment of taxes in a lump sum instead of quarterly, and 20% decrease in the Company's line of credit. These results were partially offset by the 10% decrease in trade accounts receivable and 25% decrease in inventory due to the decrease in stove sales, and the 27% increase in cash overdraft. The Company anticipates meeting its working capital needs during the current fiscal year primarily with revenues from operations, but will use its available line of credit to supplement working capital as necessary.

    Cash provided by operating activities for the first quarter of 1996 was $57,562 compared with cash used by operating activities of $208,063 for the corresponding 1995 period. Despite the Company's decrease in net income for the first quarter of 1996, the Company's cash flow form operations improved for the period due to the $134,375 decrease in inventory. These results were partially offset by the $61,357 increase in accounts receivable and $49,803 decrease in accounts payable and accrued expenses.

    As of March 31, 1996, the Company had total assets of $1,261,597 and total stockholders' equity of $778,718. In comparison, as of December 31, 1995, the Company had total assets of $1,336,736 and total stockholders' equity of $761,732. The decrease of approximately 6% in total assets for the three month period ended March 31, 1996 is primarily attributed to the decrease in trade accounts receivable and inventory due to decreased stove sales.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

                                  PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended March 31, 1996.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SILVER LEDGE, INC.



Date:  June 10, 1996                   By       /S/ Robin D. Porter
                                                    (Signature)
                                         ROBIN D. PORTER, President, CEO,
                                         Treasurer and Chief Financial Officer