Form 10QSB
period 1996-06-30
NET TELECOMMUNICATIONS INC
filed 1996-08-21
CIK 90357

U. S. Securities and Exchange Commission
                         Washington, D. C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to
                                   -------------    --------------

                    Commission File No. 33-2279-D

                       NET TELECOMMUNICATIONS, INCORPORATED
                       ------------------------------------
                 (Name of Small Business Issuer in its Charter)

    NEVADA                                           87-0297202
    ------                                           ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)


                        8170 West Sahara Avenue, Suite 203
                              Las Vegas, Nevada 89117
                              -----------------------
                     (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (702) 256-9956

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X    No      (2) Yes X    No
        ---      ---         ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              June 30, 1996

                    Common Voting Stock - 8,000,000

                     PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements.
          ---------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                    NET TELECOMMUNICATIONS, INC.
                   (Formerly Silver Ledge, Inc.)
                            Balance Sheets
                             (Unaudited)


                                ASSETS

                                                  June 30,       December 31,
                                                  1996           1995
                                                  ----           ----

CURRENT ASSETS
    Cash in bank                                  $ 26,590       $ 22,380
    Accounts receivable                             17,230          5,808
    Receivable - related party                      12,581          5,120
    Marketable securities                            4,950             -
    Prepaid expenses                                    74             74
    Loans receivable, less an allowance of
    $8,000 each period                                  -              -

    Total Current Assets                            61,425         33,382

PROPERTY AND EQUIPMENT

    Office equipment                                10,118         10,118

    Less- accumulated depreciation                  (3,643)        (2,024)

    Equipment-net                                    6,475          8,094

    TOTAL ASSETS                                  $ 67,900        $41,476

The accompanying notes are an integral part of these financial statements.


NET TELECOMMUNICATIONS, INC.

(Formerly Silver Ledge, Inc.)

Balance Sheets (Continued)

(Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,    December 31,
                                                       1996          1995

CURRENT LIABILITIES

    Accounts payable                                  $5,393         $2,606
    Commissions payable                                  113            452
    Payable to company officers                        2,053          6,555

      Total Current liabilities                        7,559          9,613

    STOCKHOLDERS' EQUITY
    Common stock; par value $0.001; 50,000,000
    authorized, 8,000,000 and 7,133,416 issued
    and outstanding, respectively                      8,000         7,134
    Additional paid-in capital                       203,000       125,167
    Deficit accumulated during the development stage(150,659)     (100,438)

       Total Stockholders' Equity                     60,341        31,863

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $ 67,900      $ 41,476

  The accompanying notes are an integral part of these financial statements.


                         NET TELECOMMUNICATIONS, INC.
                         (Formerly Silver Ledge, Inc.)
                            Statements of Operations
                                  (Unaudited)


                                                                   Cumulative
                         For the Six Months  For the Three Months  During the
                          ended June 30,         ended June 30,    Development
                             1996     1995        1996    1995         Stage

  REVENUES

    Commissions on sale of
    telephone service         $ 16,051   $ -       $ 7,038  $ -       $26,797
    interest income                  1     -            -                   2
    Unrealized gain on
    marketable securities          750     -            -     -           750
    Total Revenues              16,802     -         7,038             27,549

  EXPENSES

    General and administrative  63,829    34,872    38,972   34,872   164,808
    Bad debt expense             1,575     -           -       -        9,757
    Depreciation                 1,619     -           810     -        3,643
    Total Expenses              67,023    34,872    39,782   34,872   178,208

    NET INCOME (LOSS)        $ (50,221) $(34,872) $(32,744)$(34,872)$(150,659)

    EARNINGS (LOSS)
    PER SHARE                 $ (0.00)  $ (0.00)  $ (0.00) $ (0.00)

   The accompanying notes are an integral part of these financial statements.


                              NET TELECOMMUNICATIONS, INC.

                              (Formerly Silver Ledge, Inc.)

                            Statements of Stockholders' Equity

                                       (Unaudited)

                                                                     Deficit
                                                                   Accumulated
                                                       Additional   During the
                                Common Stock            Paid-in    Development
                              Shares     Amount         Capital       Stage
Balance, October 24, 1994        -      $   -          $    -      $     -

Shares issued to initial
stockholders for services
valued at $1,000, October
24, 1994                    5,871,447    5,872           (4,872)
Net income (loss) from
inception to December 31,
1994                            -          -                 -       (1,000)

Balance, December 31, 1994  5,871,447    5,872           (4,872)     (1,000)

Issuance of common stock in
exchange for debt November
1995 at an approximate
price of $0.10 per share      588,710      589           59,411          -

Issuance of common stock
for cash at various dates
approximately$0.11 per share  673,259      673           70,628          -

Net income (loss) for the
year ended December 31,
1995                             -          -               -       (99,438)

Balance, December 31, 1995  7,133,416    7,134          125,167    (100,438)

Issuance of common stock for
cash at various dates at
approximately $0.17 per
share                         466,584      466           78,233           -

Common stock issued in
recapitalization              400,000      400             (400)          -

Net income (loss) for the
six months ended
June 30, 1996                    -          -               -      (50,221)

Balance, June 30, 1996      8,000,000  $ 8,000        $ 203,000  $(150,659)

   The accompanying notes are an integral part of these financial statements.


                         NET TELECOMMUNICATIONS, INC.
                         (Formerly Silver Ledge, Inc.)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                    Cumulative
                         For the Six Months  For the Three Months   During the
                          Ended June 30,        Ended June 30,     Development
                        1996          1995    1996      1995         Stage

CASH FLOWS FROM
    OPERATING ACTIVITIES

    NET INCOME (LOSS)    $ (50,221) $(34,872) $(32,744) $(34,872) $ (150,659)
    Adjustments to
    reconcile net
    income (loss) to net
    cash provided (used) by
    operating activities:
    Stock issued for
    services                   -         -         -         -         1,000
    Depreciation             1,619       -         810       -         3,643
    Bad debt allowances         -        -         -         -         8,000
    Unrealized gain           (750)      -         -         -          (750)

Change in assets and liabilities:
Increase in accounts
receivable                 (11,422)      -     (7,300)       -       (17,230)
Increase in receivable
related parties             (7,461)      -     (7,461)       -       (12,581)
Increase in loans receivable    -        -         -         -        (8,000)
Increase in prepaid expenses    -        -         -         -           (74)
Increase in accounts payable 1,245    72,482   (8,267)     72,482      6,505
Increase in commissions
payable                       (339)      -       (452)       -           113
Increase (decrease) in payable
to office                   (2,960)    2,802   (1,988)      2,802        941
Total adjustments          (20,068)   75,284  (24,658)     75,284    (18,433)
Net Cash Flows (Used) in
Operating Activities       (70,289)   40,412  (57,402)     40,412   (169,092)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of marketable
securities                  (4,200)      -         -         -        (4,200)
Purchase of office equipment    -     (5,124 )     -       (5,124)   (10,118)

    Net Cash Flows (Used) in
    Investing Activities  $ (4,200)  $(5,124) $    ~     $ (5,124) $ (14,318)

   The accompanying notes are an integral part of these financial statements.


                            NET TELECOMMUNICATIONS, INC.
                            (Formerly Silver Ledge, Inc.)
                         Statements of Cash Flows (Continued)
                                    (Unaudited)


                                                                   Cumulative
                         For the Six Months   For the Three Months During the
                           Ended June 30,        Ended June 30,    Development
                          1996     1995         1996        1995   Stage
    CASH FLOWS FROM
    FINANCING ACTIVITIES
    Sale of common stock  $78,699   $  -      $29,368      $ -     $ 210,000
    Net Cash Flows from
    Financing Activities   78,699      -       29,368        -       210,000
    NET INCREASE (DECREASE)
    IN CASH                 4,210    35,288   (28,034)      35,288    26,590
    CASH BEGINNING OF
    PERIOD                 22,380      -       54,624        -           -

    CASH END OF PERIOD    $26,590   $35,288   $26,590      $35,288 $  26,590

    SUPPLEMENTAL INFORMATION
    Stock issued for
    services              $   -      $ -      $  -         $   -    $  1,000

The accompanying notes are an integral part of these financial statements.


                   NET TELECOMMUNICATIONS, INC.
                     (Formerly Silver Ledge, Inc.)
                   Notes to the Financial Statements
                  June 30, 1996 and December 31, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Organization

Net Telecommunications, Inc. (formerly Silver Ledge, Inc.) (the Company) was incorporated under the laws of the State of Nevada. The Company has been in the business of manufacturing and selling steel and steel related products such as wood burning stoves. In connection with the reorganization described below, the Company has disposed of its steel related business and changed its name to Net Telecommunications, Inc.

Long Distance International (the subsidiary), was incorporated under the laws of the State of Nevada on October 24, 1984. The subsidiary started its operations in May of 1995 primarily as a reseller of long distance telephone services.

The Company issued 6,000,000 shares of common stock in exchange for all the outstanding shares of the subsidiary and 1,600,000 shares to various consultants in connection with the exchange. The financial statements have been prepared as a recapitalization of the subsidiary and all significant inter-company transactions have been eliminated.

The Company started its operations in May of 1995 primarily as a resaler of long distance services. The Company Is considered a development stage company as defined in SFAS No. 7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Earnings (loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

Income Taxes

Due to no net income at June 30, 1996 and December 31, 1995 no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

Office Equipment

The cost of equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using accelerated methods.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During 1995 the Company had a noncash financing activity in which stock was issued in exchange for $60,000 of debt.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Marketable Securities

Marketable securities are stated at fair value. All marketable securities are defined as trading securities under the provisions of statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and
Equity Securities" (SFAS 115) and unrealized holding gains and losses are reflected in earnings. Fair value is determined by the most recently traded price of the security at the balance sheet date.

NOTE 2 - COMMON STOCK TRANSACTIONS

At inception of the Company initial stockholders were issued shares of the Company's common for services valued at $1,000. On November 23,1994, shares of common stock of the Company was exchanged for $60,000 of debt.

During 1995 and 1996 the Company sold additional shares of its common stock for cash. During 1995, shares were sold for $71,301 and during the three months ended March 31, 1996, additional shares of stock was sold for $49,331.

During the quarter ended June 30, 1996 the Company sold additional shares for cash of $29,368. The shares described in this paragraph and the above paragraph were sold for a total of $150,000 cash and a consulting fee of $9,000 was paid.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company shares office space and employee services with another organization that is related by management and stock ownership. At June 30, 1996 and December 31, 1995 this same related organization owed the Company
$12,581 and $5,120, respectively.

Certain officers of the Company, one of which is also a stockholder, have paid expenses on behalf of the organization which were unreimbursed and due to them at June 30, 1996 and December 31, 1995. The amounts owed were $2,053 at
June 30, 1996 and $6,555 at December 31, 1995, respectively.

NOTE 4 - INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109
"Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. For tax purposes, the Company has available at December 31, 1995 a net operating loss carry forward for Federal Income Tax purposes of approximately $98,023 which will expire as shown below. A valuation allowance of $33,328 has been established for those tax credits which are not expected to be realized.

                              Year                Amount
                              2010               $ 98,023

NOTE 5 - AGREEMENTS

The Company has entered into an agreement with LCI International, Inc. (LCI).
LCI appointed the Company as a non-exclusive representative to promote the sale of and solicit orders for LCI long distance telephone services. The
Company receives commissions for the sale of the above services at 10% of monthly Collected Revenue for 12 months. After 12 months the commission rate varies from 5% to 15% based on various Monthly Collected Revenue levels per different types of name long distance services as outlined in the agreement and its amendments.

The Company has also entered into an agreement with Metrocom Corporation
(Metrocom). Metrocom appointed the Company as a non-exclusive representative to sell and solicit orders for Metrocom long distance telephone services. The
Company also gets commissions on this agreement based on a complicated commission schedule with rates from 5% to 30% as outlined in the agreement per certain volume levels of orders obtained. During the six months ended June
30, 1996 and the year ended December 31, 1995, 97% and 100% respectively of the commission received were from LCI.

The Company has consultant agreements with individuals and other organization to pay commission of 5% to 6% on billed long distance minus taxes and discounts.

The Company has agreements with two former employees. Under the agreement funds advanced to the employees after their termination, were to be treated as loans and repaid at future dates through payroll deductions when hired again.
The advances were recorded as loans receivable at June 30, 1996 and December
31, 1995 in a total amount of $8,000. Due to the uncertainty as to collectibility a valuation allowance was applied against the loans in the balance sheets at June 30, 1996 and December 31, 1995.

NOTE 6 - GOING CONCERN

The Company has experienced losses of $50,221 and $99,438 for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. The
Company has yet to generate sales or revenue to cover operations to date, and it can't be assured that sales will be enough to cover future expenses. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes their plans will provide the Company with the ability to continue in existence. Management completed a corporate reorganization. The
Company also plans to take steps to reduce expenses and enhance sales. There can be no assurance, assuming the Company successfully initiates a corporate reorganization or enters into a business alliance or changes its method to enhance sales, that the Company will achieve profitability or positive cash flow.

NOTE 7 - CONTINGENCIES

In connection with the limited offering of the Company's common stock (see
Note 2), an offer was made to a resident of the State of Pennsylvania, without filing the required Notice with the Pennsylvania Securities Commission to claim the appropriate exemption. A Rescission Offer was sent to this person.
The person has returned the Rescission Offer and has rejected it.



                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

None; not applicable.

Item 2.  Changes in Securities.
         ----------------------

None; not applicable.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

None; not applicable.

Item 5.  Other Information.
         ------------------

None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a) Exhibits.

Financial Data Schedule.

 (b) Reports on Form 8-K.

Current Report on Form 8-K, dated July 5, 1996


                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NET TELECOMMUNICATIONS, INCORPORATED



Date: 8-20-96                             /s/ Michael W. Gorts
                                          --------------------
                                          Michael W. Gorts, President and
                                          Director



Date: 8/20/96                             /s/ Robert Briare
                                          -----------------
                                          Robert Briare, Secretary/Treasurer
                                          and Director


