Form 10QSB/A
period 1996-03-31
NET TELECOMMUNICATIONS INC
filed 1996-09-27
CIK 90357

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             AMENDMENT NO. 1
                                    to
                               FORM 10-QSB/A

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1996

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ---------.

                      Commission File Number  1-5701

                   NET TELECOMMUNICATIONS, INCORPORATED
                  (Formerly known as SILVER LEDGE, INC.)
                    -----------------------------------
    (Exact name of small business issuer as specified in its charter)

       Montana                             87-0297202
 -------------------------           --------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

           101 Convention Center Dr. #P125, Las Vegas, NV 89129
             -----------------------------------------------------
                 (Address of principal executive offices)

Registrant's telephone no., including area code:  (801)  773-8607
                                                  ---------------
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  X  ] No [     ].

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class               Outstanding as of March 31, 1996
         ---------             ---------------------------------
Common Stock, $.10 par value       45,657,907

                             TABLE OF CONTENTS
Heading                                                            Page
- -------                                                            ----
                      PART I.  FINANCIAL INFORMATION

Item 1.

    Consolidated Financial Statements..................................1

    Balance Sheets - March 31, 1996 and December 31, 1995..............2

    Statements of Operations -- three months ended
    March 31, 1996  and 1995...........................................3

    Statements of Stockholders' Equity.................................4

    Statements of Cash Flows --
    three months ended March 31, 1996 and 1995.........................5

    Notes to Financial Statements .....................................6

Item 2. Management's Discussion and Analysis and Results of

        Operations.....................................................9

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................10

Item 2. Changes In Securities.........................................10

Item 3. Defaults Upon Senior Securities...............................10

Item 4. Submission of Matters to a Vote of Securities
        Holders.......................................................10

Item 5. Other Information.............................................10

Item 6. Exhibits and Reports on Form 8-K..............................10

       SIGNATURES.....................................................11

                                    PART I

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

                            SILVER LEDGE, INC.
                     CONSOLIDATED FINANCIAL STATEMENTS
                   March 31, 1996 and December 31, 1995

                            SILVER LEDGE, INC.
                        Consolidated Balance Sheets

                                  ASSETS
                                   -------
                                             March 31,        December 31,
                                               1996             1995
                                               ------------     --------------
                                               (Unaudited)
CURRENT ASSETS

 Cash                                          $    -            $        279

 Accounts receivable - trade (Note 1)              276,140            305,556
 Accounts receivable - related parties (Note 2)    527,744            436,971
 Inventory (Note 1)                                412,761            547,136
                                                ------------    --------------
   Total Current Assets                          1,216,645          1,289,942
                                               ------------    -------------
FIXED ASSETS, net of accumulated
   depreciation (Note 1)                            44,952             46,794
                                                ------------    --------------
     TOTAL ASSETS                              $ 1,261,597       $  1,336,736
                                                ------------    --------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
CURRENT LIABILITIES

  Cash overdraft                               $    73,563       $     58,044
  Accounts payable                                 174,155            146,908
  Accrued expenses                                   1,100             78,150
  Line of credit                                   234,061            291,902
                                               -------------     ------------
     Total Current Liabilities                     482,879            575,004
                                               -------------     ------------
     Total Liabilities                             482,879            575,004
                                               --------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 3)                -                   -
                                               --------------    ------------
STOCKHOLDERS' EQUITY

  Common Stock, par value $0.10 per share,
   50,000,000 shares authorized, 45,657,907
   shares issued and outstanding                 4,565,791          4,565,791
  Deficit in capital in excess of par value     (2,946,215)        (2,946,215)
  Accumulated deficit                             (840,858)          (857,844)
                                               --------------     ------------
     Total Stockholders' Equity                    778,718            761,732
                                               -------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,261,597         $ 1,336,736
                                              -------------       -----------
The accompanying notes are an integral part of these financial statements.

                            SILVER LEDGE, INC.
                   Consolidated Statements of Operations

                                               For the Three
                                               Months Ended March 31,
                                               -------------------------------
                                               1996              1995
                                               -----------       -------------
                                               (Unaudited)       Unaudited)

REVENUES

  Sales                                        $    696,119       $    804,511
  Cost of goods sold                                515,128            631,428
                                                ------------     -------------
   Gross Profit                                     180,991            173,083
                                                ------------     -------------
EXPENSES

  Depreciation and amortization                       1,842                771
  General and administrative                        162,163            140,482
                                                ------------     -------------
   Total Expenses                                   164,005            141,253
                                                ------------     -------------
NET INCOME FROM OPERATIONS                           16,986             31,830

  Income tax expense (Note 1)                            -                -

                                               ------------     -------------

NET INCOME (LOSS)                              $     16,986        $    31,830
                                                ------------     -------------
INCOME (LOSS)
 PER SHARE                                     $       0.00        $      0.00
                                                ------------     -------------

The accompanying notes are an integral part of these financial statements.

                            SILVER LEDGE, INC.
              Consolidated Statements of Stockholders' Equity
                                (Unaudited)

                                                  Deficit in
                                                  Capital in
                            Common Stock          Excess of     Accumulated
                        Shares       Amount       Par Value     Deficit
                        ---------    -----------  ------------  ------------
Balance,
 December 31, 1994      45,657,907   $ 4,565,791  $ (2,946,215) $   (924,185)

Net income for
 the year ended
 December 31, 1995         -               -              -           66,341
                        ----------   -----------  ------------- ------------
Balance,
 December 31, 1995 45,657,907          4,565,791    (2,946,215)     (857,844)

Net income for the
 three months ended
 March 31, 1996            -               -              -           16,986
                        ----------   -----------  ------------- ------------
Balance, March 31,1996  45,657,907   $ 4,565,791  $ (2,946,215) $   (840,858)
                        ----------   -----------  ------------- -------------

The Accompanying notes are an integral part of these financial statements.

                            SILVER LEDGE, INC.
                   Consolidated Statements of Cash Flows


                                               For the Three
                                              Months Ended March 31,
                                              ------------------------------
                                              1996               1995
                                              --------------     -------------

                                              (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                   $      6,986       $     31,830
  Non-cash expenses and revenues
    included in income
    Depreciation                                     1,842                771
  Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable      (61,357)           (32,570)
   (Increase) decrease in inventory                134,375            (83,173)
   Increase (decrease) in accounts
    payable and accrued expenses                   (49,803)          (124,921)
   Increase (decrease) in cash overdraft            15,519                -

                                              -------------     --------------

      Net Cash (Used) by Operating Activities       57,562           (208,063)
                                              ------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                             -                   -

                                              ------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of line of credit                      (57,841)                -
  Proceeds from line of credit                         -              227,041
                                              -------------     --------------

    Net Cash Provided by Financing Activities      (57,841)           227,041
                                              -------------     --------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                            (279)            18,978

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                279              3,655
                                              -------------     --------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                             $          -      $      22,633
                                              -------------     --------------
CASH PAID FOR
 Interest                                     $          -      $      17,359
 Income taxes                                            -                -


The accompanying notes are an integral part of these financial statements.

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

     b.  Income Taxes

No provision for income taxes has been made due to operating losses in prior years. The Company has net operating loss carryovers to future years as follows:

                                                           Expiring
                                              Amount       in Year
                                              ----------   ---------
                                              $  379,924        2001
                                                   2,523        2004

                             Total            $  382,447
                                              -----------

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

              At December 31, inventories were as follows:

                                                             1995
                                                          ---------
        Raw materials and supplies                       $  401,959
        Work-in-process                                      18,021
        Finished goods                                      127,156
                                                         ----------
           Total                                         $  547,136

     h. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     i. Fixed Assets

     The Company's fixed assets are recorded at cost:
                                                              1995
                                                           ----------
        Equipment                                       $    53,628
        Vehicles                                              5,000
                                                            ---------
                                                             58,628
        Accumulated depreciation                            (11,834)
                                                            ---------
    Net book value                                      $    46,794
                                                            ---------

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

     B .ELLSWORTH (L.J.) CONSTRUCTION, INC. vs. SILVER LEDGE, INC., et al.; Seventh Judicial District Court, Bingham County, State of Idaho, Case No.
13426 (filed 1987). The claim in the principal sum of $33,871 was for goods provided and services rendered. Default Judgment was entered, prior to 1990, for failure to answer. The judgment remains unpaid. The financial statements have been adjusted to reflect the claim in accounts payable.

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
                                                      Three Months Ended

                                                          March 31,
                                                      --------------------
                                                      1996         1995
                                                      ---------   --------
                                                          (Unaudited)
      Sales                                            100 %       100%
      Cost of goods sold                                74          78
      Gross profits                                     26          22
      Total expenses                                    24          18
      Net income from operations                         2           4
      Net income                                         2           4

- ----------------------------------

Results of Operations for the Three Months Ended March 31, 1996 and 1995
- ------------------------------------------------------------------------

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

Liquidity and Capital Resources
- --------------------------------

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

                                 Net Telecommunications, Incorporated

Date:  September 27, 1996     By:/S/ Michael W. Gorts
                                 -------------------------------
                                     Michael W. Gorts, President,