Form 10QSB
period 1996-09-30
NET TELECOMMUNICATIONS INC
filed 1996-12-13
CIK 90357

U. S. Securities and Exchange Commission
                         Washington, D. C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

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


                        101 Convention Center Drive, Suite P125
                              Las Vegas, Nevada 89109
                              -----------------------
                     (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (702) 734-1160

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

                            December 10, 1996

                    Common Voting Stock - 9,265,738

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

                       NET TELECOMMUNICATIONS, INC.
                      (Formerly Silver Ledge, Inc.)
                       Consolidated Balance Sheets
                               (Unaudited)


                                  ASSETS
                                                   September 30,  December 31,
                                                        1996          1995

CURRENT ASSETS

  Cash in bank                                         $  57,162     $ 22,380
  Accounts receivable                                    172,694        5,808
  Receivable - related party (Note 3)                     22,827        5,120
  Prepaid expenses                                         1,600           74
  Loans receivable, less an allowance of
   $8,000 each period (Note 5)                              -             -

     Total Current Assets                                254,283       33,382

PROPERTY AND EQUIPMENT (Note 1)

  Office equipment                                        56,481       10,118
  Leasehold improvements                                  43,800          -
  Furniture                                                2,000          -
  Less - accumulated depreciation                         (7,296)      (2,024)

   Property and Equipment - net                           94,985        8,094

OTHER ASSETS (Note 1)                                    310,595          -

    TOTAL ASSETS                                       $ 659,863    $  41,476


The accompanying notes are an integral part of these financial statements.

                       NET TELECOMMUNICATIONS, INC.
                      (Formerly Silver Ledge, Inc.)
                 Consolidated Balance Sheets (Continued)
                               (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,        December 31,
                                                 1996                  1995


CURRENT LIABILITIES

  Accounts payable                           $  71,660             $   2,606
  Accrued expenses                             239,574                   452
  Note payable - current portion (Note 6)        3,000                    -
  Payable to company officers and employees
  (Note 3)                                       7,643                 6,555


     Total Current Liabilities                321,877                  9,613

LONG-TERM DEBT (Note 6)                        11,000                    -

     Total Liabilities                        332,877                  9,613

STOCKHOLDERS' EQUITY

  Common stock; par value $0.001; 50,000,000
  authorized, 9,274,000 and 7,133,416 issued
  and outstanding, respectively                9,274                  7,134
  Additional paid-in capital                 443,568                125,167
  Accumulated deficit                        (125,856)              (100,438)

     Total Stockholders' Equity               326,986                 31,863

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $ 659,863              $  41,476


The accompanying notes are an integral part of these financial statements.

                               NET TELECOMMUNICATIONS, INC.
                       (Formerly Silver Ledge, Inc.)
                   Consolidated Statements of Operations
                                (Unaudited)


                                    For the Three Months   For the Nine Months
                                    Ended September 30,    Ended September 30,
                                 1996            1995    1996           1995


NET SALES                        $ 740,359      $   -   $ 756,410       $  -

COST OF SALES                      141,779          -     145,833          -

GROSS MARGIN                       598,580          -     610,577          -

EXPENSES

  General and administrative       537,302       43,511  597,077        78,383
  Bad debt expense                    -            -       1,575           -
  Depreciation and amortization     22,980         -      24,599           -
  Total Expenses                   560,282       43,511  623,251        78,383

INCOME (LOSS) BEFORE OTHER
 INCOME (EXPENSES)                  38,298     (43,511)  (12,674)     (78,383)

OTHER INCOME (EXPENSES)            (13,495)        -     (12,744)          -

NET INCOME (LOSS)                $  24,803    $(43,511) $(25,418)   $ (78,383)

EARNINGS (LOSS)
 PER SHARE                       $    0.00    $  (0.00) $  (0.00)   $   (0.00)


The accompanying notes are an integral part of these financial statements.

                       NET TELECOMMUNICATIONS, INC.
                       (Formerly Silver Ledge, Inc.)
             Consolidated Statements of Stockholders' Equity
                                (Unaudited)



                                                   Additional
                              Common Stock           Paid-in       Accumulated
                         Shares         Amount       Capital       Deficit


Balance, October 24,
1994                        -            $  -        $  -          $  -

Shares issued to initial
stockholders for services
valued at $1,000, October
24, 1994                  5,871,447        5,872       (4,872)        -

Net loss from inception
to December 31, 1994        -               -           -             (1,000)

Balance, December 31,
1994                      5,871,447        5,872       (4,872)        (1,000)

Issuance of common stock
in exchange for debt
November 1995 at an
approximate price of
$0.10 per share             588,710          589        59,411        -

Issuance of common stock
for cash at various dates
approximately $0.11 per
share                      673,259           673        70,628        -

Net loss for the year ended
 December 31, 1995          -                -           -            (99,438)

Balance, December 31,
1995                     7,133,416         7,134      125,167       (100,438)

Issuance of common stock
for cash at various dates
at approximately $0.17 per
share                       466,584           466       78,233        -

Common stock issued in
recapitalization            400,000           400         (400)       -

Issuance of common stock
for cash at various dates
at $1.00 per share           44,000            44       43,956        -

Issuance of common stock
to acquire 100% of
Sierra-Net, Inc.            730,000           730       96,370        -

Issuance of common stock
to acquire 100% of Global
Tours, Inc.                 500,000          500          242         -

Net loss for the nine
months ended September
30, 1996                       -            -             -        (25,418)

Balance, September 30,
1996                      9,274,000     $ 9,274    $ 443,568     $(125,856)


The accompanying notes are an integral part of these financial statements.

                       NET TELECOMMUNICATIONS, INC.
                       (Formerly Silver Ledge, Inc.)
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                            For the Three Months         For the Nine Months
                             Ended September 30,         Ended September 30,
                           1996             1995        1996           1995


CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)          $  24,803        $(43,511)    $ (25,418)  $(78,383)
Adjustments to reconcile
 net income (loss) to net
 cash  provided (used) by
 operating activities:
    Depreciation and
    amortization              22,980           24,599        -         -
    Unrealized gain             -                 -            (750)    -
 Change in assets and
 liabilities:
  (Increase) decrease in
  accounts receivable       (135,573)            -         (146,995)    -
  (Increase) decrease in
  receivable -
  related parties               (302)          (3,582)       (7,763)   (3,582)
  (Increase) decrease in
  prepaid expenses                74            -                 74    -
  (Increase) decrease in
  other assets                 5,450            -              5,450    -
  Increase (decrease )in
  accounts payable            16,934           13,823         18,179    86,305
  Increase (decrease) in
  accrued expenses             4,075           (4,070)        43,736   (4,070)
  Increase (decrease) in
  payable to officer           2,200           -                (760)    2,802

   Net Cash Provided (Used)
   in Operating Activities   (19,359)         (37,340)      (89,648)     3,072


CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of marketable
   securities                   -             -              (4,200)       -
  Cash acquired through
  investment in subsidiary      -             -              30,880        -
  Purchase of office
  equipment                  (38,949)          (5,793)      (38,949) (10,917)
    Net Cash Used in
      Investing Activities  $(38,949)        $ (5,793)     $(12,269)$(10,917)


The accompanying notes are an integral part of these financial statements.

                       NET TELECOMMUNICATIONS, INC.
                       (Formerly Silver Ledge, Inc.)
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)


                                For the Three Months       For the Nine Months
                                Ended September 30,        Ended September 30,
                              1996              1995      1996            1995


CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from loans        $ 14,000          $   -      $ 14,000     $   -
  Sale of common stock         44,000            20,000    122,699      20,000

  Net Cash Provided from
   Financing Activities        58,000           20,000     136,699      20,000

NET INCREASE (DECREASE)
 IN CASH                         (308)         (23,133)     34,782      12,155

CASH BEGINNING OF PERIOD       57,470           35,288      22,380         -

CASH END OF PERIOD            $57,162          $12,155     $57,162     $12,155

CASH PAID FOR

  Interest                    $  -             $  -        $   -       $   -
  Income taxes                $  -             $  -        $   -       $   -

SUPPLEMENTAL INFORMATION

  Stock issued to acquire
  Global Tours, Inc.         $135,000          $ -         $  135,000  $   -

  Stock issued to acquire
  Sierra-Net, Inc.           $197,100          $ -         $  197,100  $   -


The accompanying notes are an integral part of these financial statements.

                   NET TELECOMMUNICATIONS, INC.
                  (Formerly Silver Ledge, Inc.)
    Notes to the Consolidated Financial Statements (Unaudited)
             September 30, 1996 and December 31, 1995


NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a.  Organization

   The accompanying consolidated financial statements include the accounts of Net Telecommunications, Inc. (Net Tel) and its three wholly-owned subsidiaries, Long Distance International (LDI), Sierra-Net, Inc. (Sierra), and Global Tours, Inc. (Global). Collectively, they are referred to herein as "the Company." All significant intercompany accounts and transactions have been eliminated.

   Net Tel was originally incorporated under the laws of the State of Nevada under the name of Silver Ledge, Inc. Net Tel has been in the business of manufacturing and selling steel and steel related products such as wood burning stoves. In connection with the reorganization described below, Net Tel has disposed of its steel related business and changed its name to Net Telecommunications, Inc.

   LDI was incorporated under the laws of the State of Nevada on October 24, 1994. LDI started its operations in May of 1995 primarily as a reseller of long distance telephone services.

   Net Tel issued 6,000,000 shares of common stock in exchange for all the outstanding shares of LDI and 1,600,000 shares to various consultants in connection with the exchange. The consolidated financial statements have been prepared as a recapitalization of LDI and all significant inter-company transactions have been eliminated.

   The Company started its operations in May of 1995 primarily as a reseller of long distance services. Effective July 1, 1996, Net Tel issued 730,000 shares of its common stock for 100% of Sierra-Net, Inc. Also, effective July 1, 1996, Net Tel issued 500,000 shares of its common stock for 100% of Global Tours, Inc. Both acquisitions have been recorded under the purchase method in the accompanying consolidated financial statements.

   Sierra-Net, Inc. was incorporated on April 1, 1995 in the State of Nevada. Sierra provides Internet access services to individuals and businesses in the States of Nevada and California.

   Global Tours, Inc. was incorporated on February 27, 1995 in the State of Nevada. Global sells discount travel voucher packages through telemarketing.

   b.  Accounting Method

   The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                   NET TELECOMMUNICATIONS, INC.
                  (Formerly Silver Ledge, Inc.)
    Notes to the Consolidated Financial Statements (Unaudited)
             September 30, 1996 and December 31, 1995

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   c.  Cash and Cash Equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   d.  Earnings (Loss) Per Share

   The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

   e.  Income Taxes

   Due to no net income at September 30, 1996 and December 31, 1995, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

   f.  Property and Equipment

   The cost of the property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using accelerated methods.

   g.  Use of Estimates

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

   h.  Other Assets

   Other assets include goodwill resulting from the purchase of Global Tours, Inc. and Sierra Net, Inc. in the amount of $309,720. Goodwill is amortized over a five year period. Accumulated amortization of goodwill was $15,486 at September 30, 1996.

NOTE 2 -        COMMON STOCK TRANSACTIONS

   At inception of the Company, initial stockholders were issued shares of the Company's common stock for services valued at $1,000. On November 23, 1994, shares of common stock of the Company were exchanged for $60,000 of debt.

   During 1995 and 1996, the Company sold additional shares of its common stock for cash. During 1995, shares were sold for $71,301 and during the nine months ended September 30, 1996, additional shares of stock were sold for $122,699.

                   NET TELECOMMUNICATIONS, INC.
                  (Formerly Silver Ledge, Inc.)
    Notes to the Consolidated Financial Statements (Unaudited)
             September 30, 1996 and December 31, 1995


NOTE 3 -        RELATED PARTY TRANSACTIONS

   The Company shares office space and employee services with another organization that is related by management and stock ownership. At September 30, 1996 and December 31, 1995, this same related organization owed the Company $22,827 and $5,120, respectively.

   Certain officers of the Company, one of which is also a stockholder, have paid expenses on behalf of the organization which were unreimbursed and due to them at September 30, 1996 and December 31, 1995. The amounts owed were $7,643 at September 30, 1996 and $6,555 at December 31, 1995.

NOTE 4 -        INCOME TAXES

   The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAs 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. For tax purposes, the Company has available at December 31, 1995 a net operating loss carryforward for federal income tax purposes of approximately $108,000 which will expire in 2011. The tax benefit of the net operating loss carrryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

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

                   NET TELECOMMUNICATIONS, INC.
                  (Formerly Silver Ledge, Inc.)
    Notes to the Consolidated Financial Statements (Unaudited)
             September 30, 1996 and December 31, 1995


NOTE 5 -        AGREEMENTS (Continued)

   The Company has also entered into an agreement with Metrocom
   Corporation (Metrocom). Metrocom appointed the Company as a non-exclusive representative to sell and solicit orders for Metrocom long distance telephone services. The Company also gets commissions on this agreement based on a complicated commission schedule with rates from 5% to 30% as outlined in the agreement per certain volume levels of orders obtained. During the nine months ended September 30, 1996 and the year ended December 31, 1995, 97% and 100%, respectively, of the commissions received were from LCI.

   The Company has consultant agreements with individuals and other organizations to pay commissions of 5% to 6% on billed long distance minus taxes and discounts.

   The Company has agreements with two former employees. Under the agreement, funds advanced to the employees after their termination were to be treated as loans and repaid at future dates through payroll deductions when hired again. The advances were recorded as loans receivable at September 30, 1996 and December 31, 1995 in a total amount of $8,000. Due to the uncertainty as to collectibility a valuation allowance was applied against the loans in the balance sheets at September 30, 1996 and December 31, 1995.

NOTE 6 -        NOTE PAYABLE

   The Company entered into a non-interest bearing note payable on September 18, 1996 for $15,000. The Company is obligated to pay a monthly installment of $1,000 for 15 months. At September 30, 1996, $14,000 remained unpaid. The note matures on November 19, 1997.

NOTE 7 -        GOING CONCERN

   The Company has experienced losses of $9,932 and $99,438 for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively. The Company has yet to generate sales or revenue to cover operations to date, and it can't be assured that sales will be enough to cover future expenses. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Management believes their plans will provide the Company with the ability to continue in existence. Management completed a corporate reorganization. The Company also plans to take steps to reduce expenses and enhance sales. However, there can be no assurance, that the Company will achieve profitability or positive cash flow.

                   NET TELECOMMUNICATIONS, INC.
                  (Formerly Silver Ledge, Inc.)
    Notes to the Consolidated Financial Statements (Unaudited)
             September 30, 1996 and December 31, 1995

NOTE 8 -        CONTINGENCIES

   In connection with the limited offering of the Company's common stock (see Note 2), an offer was made to a resident of the State of Pennsylvania, without filing the required Notice with the Pennsylvania Securities Commission to claim the appropriate exemption. A Recission Offer was sent to this person. The person has returned the Recission Offer and has rejected it.

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

(a) Exhibits.

Financial Data Schedule.

 (b) Reports on Form 8-K.

Current Report on Form 8-K, dated July 5, 1996

Current Report on Form 8-K, dated August 1, 1996

Current Report on Form 8-K, dated August 24, 1996

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NET TELECOMMUNICATIONS, INCORPORATED



Date: 12-12-96                            /s/ Michael W. Gorts
      --------                           -------------------------------
                                          Michael W. Gorts, President and
                                          Director



Date: 12/12/96                            /s/ Douglas Staite
      --------                            ------------------------------
                                          Douglas Staite, Secretary/Treasurer
                                          and Director