Form 10KSB
period 1996-12-31
NET TELECOMMUNICATIONS INC
filed 1997-10-09
CIK 90357

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 33-2279-D


               NET TELECOMMUNICATIONS, INCORPORATED
               ------------------------------------
          (Name of Small Business Issuer in its Charter)

         NEVADA                                        87-0297202
         ------                                        ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

              101 Convention Center Drive, Suite P125
                    Las Vegas, Nevada  89109
                    ------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (702) 734-1160


                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   None

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1996 -
$29,571

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 30, 1997 - $1,337,610.75. There are approximately 5,350,443 shares of common voting stock of the Company held by non-affiliates. These shares have been valued at the average bid price of the Company's common stock during the quarterly period ended June 30, 1997.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          August 28, 1997

                             9,222,981


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Net Telecommunications, Inc., a Nevada corporation (the "Company"), was organized under the laws of the State of Montana on April 22, 1966 as Silver Ridge, Incorporated and changed its corporate name to Silver Ledge, Incorporated on October 4, 1966. The Company was engaged, through a subsidiary, in the business of steel fabrication and production of assorted steel products.

          The Company was merged into Silver Ledge, Incorporated, a Nevada corporation ("Silver Ledge Nevada") on or about July 1, 1996, for the sole purpose of changing its domicile to the State of Nevada. Unless otherwise indicated, all references in this Report to "the Company" shall refer to Silver Ledge Nevada.

          Pursuant to an Agreement and Plan of Merger (the "Net Tel Plan") dated July 10, 1996, between the Company, certain principal stockholders of the Company (the "Company's Principal Stockholders"), Net Telecommunications, Incorporated, a Nevada corporation ("Net Tel"), and certain stockholders of Net Tel who owned in excess of a majority of the outstanding voting securities of Net Tel and who executed and delivered a copy of the Net Tel Plan (the "Net Tel Majority Stockholders"), the Net Tel Majority Stockholders became the controlling stockholders of the Company in a transaction viewed as a "reverse merger," which became effective on July 11, 1996. As a condition to the Net Tel Plan, the Company exchanged all of its right, title and interest in and to the securities of all of its subsidiaries, through which it owned or operated all of its properties, assets and business for the 27,622,793 pre-split shares owned by the Company's Principal Stockholders. The Net Tel Plan was accounted for as a recapitalization of Net Tel.

          In summary, pursuant to the Net Tel Plan, (i) Net Tel merged with and into the Company, with the Company being the surviving corporation; (ii) the name of the Company was changed to "Net Telecommunications, Incorporated";
(iii) the pre-Plan outstanding voting securities of the Company were reverse split on the basis of 40.087785 for one, while retaining the authorized capital at 50,000,000 shares and the par value at $0.001 per share, with appropriate adjustments to the stated capital and additional paid in capital accounts of the Company; (iv) each issued, outstanding or subscribed share of common stock of Net Tel was exchanged for 2,385.4 post-split shares of common stock of the Company, amounting to approximately 6,000,000 post-split shares in the aggregate; (v) the Company's Principal Stockholders exchanged 27,622,793 pre-split shares of the Company's common stock (approximately 689,057 post-split shares) for the Company's interest in all of its subsidiaries, including all of its properties, assets and business, resulting in there being approximately 400,000 post-split outstanding shares of common stock of the Company immediately prior to the completion of the Net Tel Plan, not taking into account any shares of common voting stock to be issued under the Net Tel Plan; and (vi) an additional 1,600,000 post-split shares were to be issued to certain consultants of the Company and Net Tel, 610,000 and 990,000 shares, respectively, for services related to the negotiation and consummation of the Net Tel Plan. The Net Tel Plan was disclosed in the Company's Current Report on Form 8-K, dated July 5, 1996, which was filed with the Securities and Exchange Commission on July 26, 1996, and which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

          Pursuant to an Agreement and Plan of Merger (the "Sierra Plan") dated July 29, 1996, between the Company; First Net Telecommunications Subsidiary, Incorporated, a Nevada corporation and recently formed wholly-owned subsidiary of the Company (the "Net Tel Subsidiary"); Sierra-Net, Inc., a Nevada corporation ("Sierra"); and all of the stockholders of Sierra (the "Sierra Stockholders"), Sierra merged with and into the Net Tel Subsidiary, with the Net Tel Subsidiary being the surviving corporation, and each issued, outstanding or subscribed share of common stock of Sierra was exchanged for 100 shares of common stock of the Company, amounting to an aggregate total of 600,000 shares of the Company's "unregistered" and "restricted" common stock. The Sierra Plan was treated as a "purchase" for accounting purposes.

          Following the completion of the Sierra Plan, Sierra became a wholly-owned subsidiary of the Company by virtue of its merger into the Net Tel Subsidiary, which was formed solely for the purpose of this merger. The Sierra Plan was fully disclosed in the Company's Current Report on Form 8-K, dated August 1, 1996, which was filed with the Securities and Exchange Commission on August 16, 1996, and which is incorporated herein by this reference. See the Exhibit Index, Item 13 of this Report.

          Pursuant to an Agreement and Plan of Merger (the "Tahoe On-Line Plan") dated August 24, 1996, between the Company; Sierra; Sierra Internet, Inc., a Nevada corporation dba Tahoe On-Line ("Tahoe On-Line"); and all of the stockholders of Tahoe On-Line (the "Tahoe On-Line Stockholders"), Tahoe On-Line merged with and into Sierra, with Sierra being the surviving corporation, and each issued, outstanding or subscribed share of common stock of Tahoe On-Line was exchanged for 118.181818 shares of common stock of the Company, amounting to an aggregate total of 130,000 shares of the Company's "unregistered" and "restricted" common stock. The Tahoe On-Line Plan was treated as a "purchase" for accounting purposes.

          Following the completion of the Tahoe On-Line Plan, Tahoe On-Line became a wholly-owned subsidiary of the Company by virtue of its merger into Sierra.

          Pursuant to an Agreement and Plan of Merger (the "Global Plan") dated August 26, 1996, between the Company; Second Net Telecommunications Subsidiary, Incorporated, a Nevada corporation and recently formed wholly-owned subsidiary of the Company (the "Net Tel Subsidiary"); Global Tours, Inc., a Nevada corporation ("Global"); and all of the stockholders of Global (the "Global Stockholders"), Global merged with and into the Net Tel Subsidiary, with the Net Tel Subsidiary being the surviving corporation, and each issued, outstanding or subscribed share of common stock of Global was exchanged for 322.580645 shares of common stock of the Company, amounting to an aggregate total of 500,000 shares of the Company's "unregistered" and "restricted" common stock. The Global Plan was treated as a "purchase" for accounting purposes.

          Following the completion of the Global Plan, Global became a wholly-owned subsidiary of the Company by virtue of its merger into the Net Tel Subsidiary, which was formed solely for the purpose of this merger. Both the Tahoe On-Line Plan and the Global Plan were fully disclosed in the Company's Current Report on Form 8-K, dated August 24, 1996, which was filed with the Securities and Exchange Commission on or about September 16, 1996, and which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

          Pursuant to a Rescission Agreement dated February 11, 1997, the Global Plan was rescinded by the cancellation of 483,871 shares that were issued pursuant to the Global Plan, and 16,129 shares were to remain outstanding of those issued pursuant to the Global Plan. This rescission was fully disclosed in the Company's Current Report on Form 8-K-A1, dated August 24, 1996, which was filed with the Securities and Exchange Commission on March 20, 1997, and which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

          Pursuant to a Stock Purchase Agreement dated April 1, 1997, and an Addendum to Stock Purchase Agreement dated April 25, 1997, both of which were subsequent to the period covered by this Report, (i) the Sierra Plan was deemed to have been rescinded by the purchase of all of the outstanding shares of Sierra and the subsequent cancellation of 393,757 shares of the 600,000 shares issued pursuant to the Sierra Plan (126,243 shares were to remain outstanding of those purchased pursuant to the Plan); and (ii) the Tahoe On-Line Plan was deemed to have been rescinded by the cancellation of all 130,000 shares issued under the Tahoe on-Line Plan. These rescissions were fully disclosed in the Company's Current Reports on Form 8-K-A1, which were dated August 1, 1996, and August 24, 1996, respectively, and which were filed with the Securities and Exchange Commission on or about May 15, 1997. See the
Exhibit Index, Item 13 of this Report.

Subsequent Events
-----------------

          On February 4, 1997, which is subsequent to the period covered by this Report, the Company executed a Promissory Note and a Loan Agreement whereby it formalized a loan of $300,000 from Bentley King Associates, Inc., a Delaware corporation ("Bentley King"). Under the terms of the Loan Agreement, Bentley King made three incremental payments to the Company as follows:
$55,000 on November 11, 1996; $30,000 on December 13, 1996; and $30,000 on
January 17, 1997, with the balance of $185,000 to be funded on an "as needed" basis on or before June 1, 1997. As of the date of this Report, the Company has received the total amount of $300,000 under the Loan Agreement, plus an additional $300,000 pursuant to a loan agreement that has not yet been formalized.

          The Bentley King loan bears interest at the rate of 10% per annum and will be fully due and payable on October 31, 2000. Commencing on November 1, 1997, the loan will be self-amortizing for the principal and all interest accruing to November 1, 1997, with payments to be due annually commencing on that date.

          The Loan Agreement also required that the Company form a wholly-owned subsidiary, NTI Telecom, Inc., a Nevada corporation, ("NTI"), to acquire equipment and operate as a telecommunications long distance service provider. As further partial consideration, the Company granted to Bentley King options to purchase 1,400,000 shares of its common stock at a price of $0.06 per share, exercisable at any time during the term of the loan. If the Company prepays the loan, the options shall be exercisable until October 31, 2000.
As further conditions of the loan, on February 4, 1997, the Company executed a Security Agreement and a Collateral Pledge Agreement whereby it pledged all issued and outstanding shares of common stock of NTI as collateral for repayment of the loan. Also on February 4, 1997, NTI executed a Guaranty whereby it guaranteed repayment of the loan. True and correct copies of the Promissory Note, Loan Agreement, Security Agreement, Collateral Pledge Agreement and Guaranty are attached as exhibits hereto and are incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

          NTI Telecom was incorporated in the State of Nevada on January 27, 1997.

          On June 2, 1997, which is subsequent to the period covered by this Report, the Board of Directors of the Company adopted a cafeteria plan within the context of Section 125 of the Internal Revenue Code and group medical insurance. Under the cafeteria plan, the Company pays 75% of the medical plan costs and 50% of the vision and dental plan for all employees that have enrolled in the plans. The Company also offers a disability plan and cancer coverage at employee expense. Group insurance coverage began in July, 1997, which is subsequent to the period covered by this Report, and all employees and certain consultants are eligible, provided that employees must remain employed for 90 days after initial enrollment.

Business.
---------

          The Company is a facilities based long distance company which provides long distance (1+, 0+) and other telecommunication services directly to end users, and "unbundled" or wholesale long distance services (1+ and 0+) which are sold to non facilities based or switchless resale companies.

          The Company sells primarily to a niche market of small to medium size business customers, hotels, payphone companies, and residential users. Residential customers comprise less than 20% of the Company's business. The Company transmits long distance telephone calls through and over various types of transmission circuits leased from other telecommunications carriers at fixed rates. Each call is routed through the Company's Siemens DCO-CS switch, which selects the least expensive routing among the various available transmission alternatives to complete the call. Calls can also be completed by various underlying carriers and the Company provides billing, customer service and other features relative to the call. Profits are based on the Company's ability to charge rates in excess of the Company's cost of transmitting calls over the transmission lines selected by the switching equipment or in excess of underlying carrier costs.

          The Company is a provider of long distance services throughout the United States. The Company's main services include MTS (Message Telecommunication Service), which is also referred to as direct distance dialing (000) or 1+ dialing. This is the most basic of the Company's services. Other long distance products include private line service, travel service (calling cards), 800 service for incoming toll free calls (the called party pays for the call), prepaid calling cards, and Operator Services both live and automated for the hospitality and pay phone industry.

          The long distance industry is dominated by the three largest long distance providers, namely AT&T, MCI and Sprint Communications, each with revenues over $1 billion. The second level is comprised of companies under $1 billion but in excess of $100 million in annual revenues. The Company's goal is to establish itself as a second-level long distance telecommunications company. The Company will achieve this goal through sales utilizing the Company's reseller (wholesale), agent and direct retail distribution channels. The Company business plan also provides for growth through acquisition of customer base of other long distance carriers.

Industry Overview
-----------------

          The competitive long distance telecommunications industry has evolved principally as a result of the divestiture in 1984, by AT&T of its local exchange operations which are collectively known as Bell Operating Companies. AT&T's former local business has been divided into seven regional Bell operating companies (RBOCs) (NYNEX, Bell Atlantic, Bell South, Ameritech, U.S. West, Southwestern Bell and Pacific Telesis).

          As part of the AT&T divestiture decree, the United States was divided into approximately 200 geographic areas known as Local Access Transport Areas or "LATAs". Under the divestiture decree, RBOCs are now permitted only to provide for local and long distance service originating and terminating within a LATA ("IntraLATA" traffic). Long distance service between LATAs ("InterLATA" traffic) is provided by long distance companies known as "interexchange carriers" and include such companies as AT&T, MCI, Sprint and the Company. The divestiture decree also requires the RBOCs and other local exchange carriers to provide interexchange carriers with access to local telephone exchange facilities which are "equal in type, quality and price" ("Equal Access") to that provided to AT&T. In addition, regulations were mandated in order to place all long distance carriers on equal competitive footing. Prior to equal access, customers of long distance carriers other than AT&T frequently had to dial a local access number and a personal authorization code to make a log distance call. These requirements were, for the most part, eliminated by the equal access regulations, under which a customer is given the opportunity to designate its primary long distance carrier. Now, to connect with the network of their long distance carriers, customers merely dial "1", the area code and the telephone number of their desired call destination, which is the same method of access available to customers of AT&T in all markets ("1+ dialing").

          The divestiture decree and regulations mandating equal access constitute the fundamental regulatory framework that allow interexchange carriers other than AT&T to compete in the long distance market. The Company views the long distance industry as a three-level industry, of which AT&T, MCI and Sprint comprise the first-level with annual revenues in excess of $1 billion. The second- level is comprised of companies with less than $1 billion, but more than $100 million, in annual revenues. The Company is positioned in the third-level with annual revenues of less than $100 million. Competition in the industry is based on pricing, customer service, network quality and value-added services.

          There has been significant growth in the long distance service industry during the past several years. According to a 1992 FCC report based on information supplied by the National Exchange Carrier Association, aggregate interstate switched access minutes increased at a compound annual rate of 11.9% during the seven year period ended December 31, 1991. The FCC report also indicated that aggregate long distance revenues reported by long distance carriers to their stockholders during the 1991 calendar year amounted to $60.7 billion. The compound annual growth rate for long distance revenue was 6.0% from 1984 through 1991.

          According to the FCC report, the percentage of long distance revenues earned by second, third, and fourth level carriers, such as the Company, has also increased since 1984. The first-level companies earned 88.5% of such 1991 revenues, as compared to 97.4% in 1984, while the second through fourth level carriers accounted for 11.5% of such 1991 revenues, as compared to 2.6% in 1984. Aggregate long distance revenues of the second through fourth level carriers grew at a compound annual rate of 31.3% from 1984 through 1991. Such FCC data also indicated an increase in aggregate long distance revenues of first-level carriers of 4.2% for the nine months ended September 30, 1992, over the corresponding period in 1991. By contrast, revenues of second- and third-level carriers increased by 12.3% between such periods.

Principal Divisions
-------------------

          The Company attempts to maximize minutes from all three divisions of its long distance telecommunications market. The Company primarily focuses its efforts and expansion philosophy on the wholesale reseller and agent divisions because it believes that larger interexchange carriers are not offering comprehensive services to these markets.

Wholesale Reseller
------------------

          As providers of long distance services to their end-user retail customers, wholesale resellers constantly strive to reduce their variable costs of access to long distance transmission facilities and services. Wholesale resellers' margin is the difference between the variable costs of long distance services and the price at which they sell such services to end-user retail customers.

          Historically, first-level interexchange carriers have provided the bulk of transmission facilities and services to wholesale resellers. However, in recent years, such interexchange carriers have provided less favorable pricing and have not offered all of the support services necessary, forcing them to look to other providers. While a large number of companies compete in the reseller market, the Company believes resellers are attracted to the Company because of the range of transmission, billing and other support services available from the Company.

          The Company typically provides origination, termination, and billing services to its reseller customers. Long distance service requirements of these resellers vary depending on their retail customer base, existing service capability and regional location.

Agent
-----

          Master agents sign non-exclusive contracts with the Company to represent the Company and sell its long distance services to end-users. The agents are paid a variable commission on each service sold. While a large number of companies compete in the agent market, the Company believes master agents are attracted to the Company due to the high quality, commissions, products and support of its services.

          The Company provides turn-key long distance service for master agents. These services include everything necessary for set up of end-user accounts, transmission, billing, customer support, credit and collection and all other services. Master agents build their own network of agents.

Retail
------

          The Company's retail division currently concentrates on commercial customers, which use long distance services more frequently on weekdays during normal business hours, as compared to residential users who tend to place calls more frequently at night and on weekends when rates are lower. The Company believes that commercial customers tend to use long distance services more often and generate more billable minutes than residential users. The Company primarily targets commercial customers which incur monthly phone charges of approximately $75 to $10,000.

          The Company provides long distance services to retail customers who utilize the Company's services throughout the United States. The Company offers a variety of value-added features and options designed to attract the interest of long distance customers. For example, the Company offers unique billing reports, which display the calls made in number called order, an inbound "800", which service permits the customer to be billed for all incoming long distance calls and a travel card service, which permits customers to utilize the Company's network from locations outside their own service areas. The Company primarily charges its customers on the basis of minutes of usage at rates that vary with the time of day of call.

Rates and Charges
-----------------

          Management believes that its rates generally will remain competitive with or below rates charged by long distance carriers such as AT&T, MCI and Sprint and most other common carriers. The savings realized by customers of the Company and other long distance carriers may decrease in the future if and to the extent AT&T further reduces its rates. The Company charges its customers on the basis of minutes or partial minutes of usage at rates which may vary with the distance, duration, time of day of the call and the type of call. Rates charged for a call are not affected by the particular transmission facilities selected by the Company switching system for call transmission but are affected by the type of call a user may select.

Network Switching
-----------------

          The Company's Siemens DCO-CS network switching equipment routes the calls to their destinations over transmission circuits then available at the least cost. In addition to networking, the Company's switching equipment verifies the customer preassigned personal authorization code or the telephone number called from, records billing data, tests transmission circuits and monitors system quality and performance.

          The Company believes that digital switches are generally superior to all other currently available types of switches. Digital switches are able to interface with digital transmission facilities leased by the Company, and are able to handle multiple transmission channels on a single line, thereby reducing transmission costs. A digital switch also provides superior quality and ease of maintenance.

Sales and Marketing
-------------------

          The Company utilizes an in-house sales staff which consists of a marketing manager, sales manager, and account executives. This staff is responsible for the wholesale reseller, agent and retail division accounts. The sales staff utilizes various techniques to solicit customers and continually monitors existing customer accounts to insure satisfaction with the Company's services. In addition, the Company supplements sales efforts with wholesale resellers and independent master agents (collectively referred to herein as "marketing companies") who sell the Company's services to their end-users.

          Marketing companies concentrate on the sale of long distance telecommunications products and services through a sales force of regional and nationwide agents who solicit business and residential retail customers. The marketing companies generally solicit accounts through face to face meetings with small to medium business accounts. Marketing companies typically establish a network of agents built on a foundation of continued residual commissions on customer accounts serviced by the Company.

          The Company anticipates hiring additional in-house sales representatives, expanding its participation in national, regional and local trade shows and expanding its line of advertising materials.

Business Expansion
------------------

          The Company believes that there are currently 400 small and medium-sized long distance companies operating throughout the United States which are similar to the Company in terms of operating revenues and customer base. The Company will evaluate several of these companies with a view to their acquisition or purchase of their customer base. The addition of these entities will enable the Company to increase its operating efficiency without a significant increase in overhead by eliminating duplicate overhead and the enhanced use of the Company's software and existing personnel.

          The larger long distance companies such as AT&T, MCI and Sprint are no longer actively pursuing acquisition of small and medium-sized long distance companies because it adds only marginally to their market size and economies of scale. This provides an opportunity for the Company to acquire these small and medium-sized long distance companies without competition from the larger long distance companies. See the caption "Competition" of this Report.

Principal Products or Services and their Markets.
-------------------------------------------------

          The Company provides long distance and "800" telephone services, travel cards and operator services for the hotel and payphone industry. See the caption "Business" of this Report.

Distribution Methods of the Products or Services.
-------------------------------------------------

          The Company makes direct sales to telephone companies and end users. See the caption "Business" of this Report.

Status of Any Publicly Announced New Product or Service.
--------------------------------------------------------

          None; not applicable.

Competition.
------------

          The Company competes with numerous interexchange carriers and resellers, some of which are substantially larger, have substantially greater financial, technical and marketing resources, or utilize larger transmission systems than the Company. AT&T is the dominant supplier of long distance services in the United States InterLATA market. The Company also competes with other national interexchange carriers, such as MCI, Sprint and regional companies. The Company believes that the principal competitive factors affecting its market share are pricing, transmission quality, customer service, cost of underlying facilities and value added services. The Company competes effectively with other interexchange carriers and resellers in its service areas on the basis of these factors.

          In the United States, price competition in the long distance business generally has increased in intensity over the last five years. The FCC has, on several occasions since 1984, approved or required price decreases by AT&T. Additionally, the FCC's approval of AT&T "price cap" proposal and the filing of AT&T's Tariffs 12 and 15 has intensified this price competition. Since the Company believes that its service offerings and those of its principal competitors are priced at or below the prices charged by AT&T for its telecommunications services, reductions by AT&T in its rates result in similar price decreases by the Company and by such competitors. The Company anticipates that the FCC's application of "price cap" regulations to the Bell Operating Companies and other local exchange carriers may similarly intensify price competition but may also have a negative impact through imposition of higher local access charges. The Company maintains its prices at competitive levels and maintains adequate margins through aggressive purchasing of its network from its vendors. This enables the Company to maintain an adequate margin even as prices decrease due to competitive pressures.

          The Company faces extensive competition in its three customer divisions for long distance services. Other long distance carriers offer similar services, and there are a number of major carriers which offer products similar to those of the Company. However, not all long distance carriers compete in each product line. Management believes that ACCESS, Expresstel, High Rim and One to One are the Company's primary competitors in its market niche.

Sources and Availability of Raw Materials.
------------------------------------------

          None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

          The Company's customer base is diverse. No individual customer accounts for more than 10% of the Company's business base.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          The Company has applied for acceptance of its tariff with the Public Utility Commissions of all states except Michigan and Utah, which are not regulated. Of these states, four have already accepted the tariff, and the Company expects that the balance of these tariffs will be accepted within 30 days.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          Providers of long distance and operator services are required to obtain domestic and international tariffs. The Company has applied for such tariffs in all states except Michigan and Utah, and has obtained approval in four states, with the rest pending. In addition, the Company has made its "214" tariff filing with the Federal Communications Commission. The Company's operations do not currently require it to obtain an international tariff and the Company does not have any present plans to do so.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          In addition to the above-referenced tariff requirements, the Company is required to qualify to do business as a foreign corporation in each state (other than its state of incorporation) in which it does business. To date, the Company has qualified to do business in 31 of these states.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          The Company does not believe that its current or contemplated operations are subject to compliance with environmental laws.

Research and Development Expenses.
----------------------------------

          None; not applicable.

Number of Employees.
--------------------

          The Company presently has 22 employees, all of which are employed full time. It is expected that by September 30, 1997, the Company will hire an additional five full-time employees.

Item 2.  Description of Property.
         ------------------------

          The Company leases approximately 10,000 square feet of office space located at 101 Convention Center Drive, Suite P125, Las Vegas, Nevada, at a current rent of $88,701 for the calendar year ending December 31, 1997. Rent expenses for the calendar years ended December 31, 1996, and 1995, were $22,284 and $12,561, respectively. Annual lease payments for the years 1998 through 2001 are as follows:

          Year                   Annual Rent
          ----                   -----------

          1998                   $ 92,841

          1999                     96,986

          2000                    101,133

          2001                     60,403

          The lease is for a five year term, with the possibility of five year extensions, and is noncancelable.
             The Company leases digital, fiber optic transmission facilities at either fixed rates or at rates which vary according to usage. The Company leases these facilities at rates which are less than those it charges to its customers for connecting calls through these facilities. The continued availability of cost-effective digital, fiber optic transmission facilities in certain of the Company's service origination areas, as well as proper planning of the utilization of leased transmission facilities, is critical to the Company's ability to provide its services on a profitable basis.

          Fixed cost leased facilities include intercity private line circuits, and DS-1, DS-2, and DS-3 provided by other facilities based bulk carriers. Bulk carriers are also known as "carrier's carriers" and provide large transmission capacity. These circuits represent point-to-point bulk circuits which are broken down by the Company into retail and resale subscriber capacity. For routes that carry high volumes of traffic, the Company's fixed cost facilities normally cost the Company less per minute of usage than usage sensitive facilities. Accordingly, the Company, through use of its Siemens DCO-CS computerized network switching equipment and its contract negotiations, endeavors to maximize usage of fixed cost leased facilities and negotiated rates from its underlying carrier's carriers.

          The Company contracts with other various underlying telecommunication carriers to provide origination and terminating transmission of calls not switched by the Company. The Company provides direct billing to end-users and provides billing tapes and other enhancements. The Company is dependent upon the underlying carriers for competitive contract arrangements.

Item 3.  Legal Proceedings.
         ------------------

          Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer, or person nominated to become a director or an executive officer of the Company:

          (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the calendar year ended December 31, 1996.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          The Company's common stock is traded on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. However, there is no "established trading market" in these shares of common stock.

          The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1995 and each quarter of the calendar year ended December 31, 1996, and the first two quarters of 1997, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1995                          0.02                0.02

June 30, 1995                           0.02                0.02

September 30, 1995                      0.02                0.02

December 31, 1995                       0.02                0.02

March 31, 1996                          0.02                0.001

June 30, 1996                           0.01                0.001

September 30, 1996                      1.375               1.00

December 31, 1996                       1.00                0.0625

March 31, 1997                          0.125               0.0625

June 30, 1997                           0.375               0.125


          * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of common stock of the Company.

Holders
-------
          The number of record holders of the Company's common stock as of August 28, 1997, was approximately 1180.

Dividends
---------

          The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's business. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

          For a discussion of the issuances of "unregistered" and "restricted" shares of the Company's common stock in connection with the reorganizations outlined under the heading "Business Development" of the caption "Description of Business" of this Report, and the cancellation of certain of those shares in connection with the rescissions of the Sierra and Tahoe On-Line reorganizations, see the Current Reports on Forms 8-K and 8-K-A1 that were filed with the Securities and Exchange Commission with respect to such transactions. See the Exhibit Index, Item 13 of this Report.

          On July 3, 1996, the Board of Directors of the Company unanimously resolved to issue "unregistered" and "restricted" shares of its common stock to the following entities and in the amounts and for the consideration indicated: (i) 11,000 shares to the McKenna Group, in consideration of $11,000; (ii) 50,000 shares to Telcom Communications, Ltd., in consideration of $5,000; and (iii) a total of 500,000 shares to Two Catawba Corporation, in consideration of consulting services rendered, with 100,000 shares to be issued on the 15th day of every month commencing on June 15, 1997 and ending on August 15, 1997, and with the final 200,000 shares to be issued on September 15, 1997. All of these shares have now been issued. On August 25, 1997, the Board of Directors of the Company unanimously consented to issue 350,000 "unregistered" and "restricted" shares of common stock to Bentley King as collateral for the Company's February 4, 1997, loan from Bentley King.

          Each of these entities had access to all material information regarding the Company prior to the offer or sale of these securities, the offers and sales of which are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

       As of April 15, 1997, which is subsequent to the period covered by this Report, the Company's Siemens switch is fully operational and customers are being fully serviced. Additional customers will be solicited on an ongoing basis. The Company began receiving revenues from these customers in July, 1997.

          The Company's objective is to reach a volume of revenues that would enable it to be classified as a second-level long distance company with annual revenues in excess of $100 million. In order to reach this level, the Company will continue to make an effort to increase revenue, improve cash flows and increase earnings by implementing the following business strategies. However, there can be no assurance that such strategies will be successful.

Nationwide Origination
----------------------

        The Company provides nationwide origination and termination of long distance services. This enables retail, agent and wholesale reseller customers to be added in any of the 50 United States, thereby enabling expansion to occur on a national, rather than regional, basis.

Build Call Volume
-----------------

        In order to reach certain economics of scale, the Company will continue to focus on building minutes of long distance traffic by region, to defined levels, prior to establishing an independent switching system for that region. This strategy allows the Company to build call volumes within geographic areas without incurring large capital expenditures for switching equipment until the call volumes meet an acceptable predefined level. Once the Company has established the call volumes to an acceptable level, the Company can reduce its cost of transmission by establishing a switching system.

        The management of the Company is experienced at traffic engineering, utilized to evaluate the optimum network configuration which will reduce the Company's costs. Retail, agent and wholesale customers will receive the benefits of a network configuration that provides for lower cost transmission in markets where call volume is high and supported by the Company's switching systems. In addition, due to the Company's large volume of traffic, the Company has negotiated long distance facility arrangements that allow it to provide a low cost per minute in the other areas in which it operates.

Consolidation to Support Marketing
----------------------------------

        The Company has a strategic plan for acquiring small and medium-size long distance telephone companies as a method of achieving controlled growth. The size of the acquisition targets is a key concept in the Company's acquisition strategy. Combining smaller and medium-size long distance companies creates large gains in market share and immediate operating improvements through economies of scale. The Company's plan is to use the consolidation of other long distance companies operating throughout the United States into a platform to serve the sales made by retail, agent and wholesale resellers.

        The Company has and will seek additional affiliations with existing marketers of long distance telephone services, agents and wholesale resellers, which sell to their end users' long distance telecommunications services that utilize the Company's existing relationships and facilities. These marketing companies supplement the Company's direct sales staff and act as the Company's nationwide distribution channel.

Results of Operations.
----------------------

        Net sales for the calendar years ending December 31, 1995 and 1996, were $10,747 and $29,571, respectively. Total expenses during these years were $110,185 and $245,568, resulting in losses from operations of $99,438 and $215,997, respectively.

        During the calendar year ended December 31, 1996, the Company entered into agreements to acquire three operating companies in exchange for 1,230,000 shares of its common stock. In 1997, which is subsequent to the period covered by this Report, the agreements were rescinded. However, the Company was unable to recover all of the shares issued in the acquisitions and a total of 222,372 shares, valued at the subscription price of $1.00 per share, will not likely be recovered. As a result, the Company recorded a loss on discontinued operations of $222,372 in the calendar year ended December 31, 1996. Net losses for the calendar years ended December 31, 1995, and 1996, were $99,438 ($0.02 per share) and $452,238 ($0.06 per share), respectively.

Liquidity.
----------

        The Company has been able to meet all of its cash needs up to the time that revenue from the sale of its services began to be received. As of the date of this Report, management expects that the Company will be able to meet its liquidity requirements through such revenues. It is not anticipated that the Company will be required to raise additional capital through borrowing or by selling additional securities during the next 12 months, although there can be no guarantee that such activities will not become necessary in the future.

        It is not anticipated that the Company will be required to purchase any plant or significant equipment in the next 12 months.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1996, and December 31, 1995

          Independent Auditors' Report

          Consolidated Balance Sheet

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity
          (Deficit)

          Consolidated Statements of Cash Flows

          Notes to the Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

        During the Company's two most recent calendar years, and to the date of this Report, the Company's principal independent accountant has not resigned (or declined to stand for re-election) or been dismissed.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

        The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                               Date of          Date of
                             Positions         Election or      Termination
  Name                       Held              Designation      or Resignation
  ----                       ----              -----------      --------------

Michael W. Gorts            President             7/96               *
                            Director              7/96               *

Tony Tegano                 Chairman of the       7/96               *
                            Board of Directors

Lonnie Ellis                Director              7/96               *

Annette Moreno              Secretary/Treasurer   7/96               *



          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office
--------------

        The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in October of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience
-------------------

          Michael W. Gorts, President and Director. Mr. Gorts, age 54, is a graduate of the University of New York, with a B.A. degree in Liberal Arts.
He was Executive Vice President\Consultant of Operations Track from 1989 to 1991. Operations Track, based in Orlando, Florida, was a multi-disciplinary consulting firm whose clients were primarily Fortune 500 organizations. From 1991 to 1995, Mr. Gorts served as Vice President and Chief Operating Officer of CRC Long-Distance Corporation in Las Vegas, Nevada. He became President of Net Tel in 1995, and has been President of the Company since July, 1996.

         Tony Tegano, Chairman of the Board of Directors. Mr. Tegano is 60 years of age. In 1971, he founded Tango Pools, Inc., the most successful swimming pool construction company in Nevada. Mr. Tegano and three partners founded Custom Business Interiors, a millwork manufacturing company located in Henderson, Nevada, in 1988. Tango Pools is anticipated to have gross sales in excess of $15 million in 1197, and Custom Business Interiors has gross sales of $6 million to $8 million annually. Mr. Tegano is also a 50% partner in Baja Millwork, located in Tijuana, Mexico. He is also active with many professional and civic associations, as well as several charitable and educational institutions in the Las Vegas area.

         Lonnie Ellis, Director. Mr. Ellis is 33 years of age. In 1987, he received a B.S. degree in Business Administration, with distinction, from the University of Nevada, Reno. Mr. Ellis is a 1994 graduate, cum laude, of the University of San Diego law school. In 1992, he was employed as a Tax Supervisor at the accounting firm Fair, Anderson & Langerman; he has worked as a Tax Manager at that firm since 1995. Mr. Ellis is a member of the bars of the states of California and Nevada and the District of Columbia.

         Annette Moreno, Secretary/Treasurer. Ms. Moreno, age 53, graduated from Stockton State College in 1985 with a B.S. degree in Accounting and Business Administration. She served as Accounts Payable Manager with Central Telephone Company in Las Vegas (currently known as "Sprint-Centel") from 1975 to 1981. Her duties included the monitoring and disbursement of payables in excess of $15,000,000 per month. Ms. Moreno was Chief Financial Officer of Colorado River Communications, Inc. from 1993 through 1995. This company is a long-distance provider with 1+ and 0+ operations. Ms. Moreno has served as Secretary/Treasurer of the Company since October 30, 1996.

Family Relationships
--------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings
----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

             (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards            Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)      (h)        (i)
Name and     Year or                          Other      Restricted   Option/  LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's    Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)      ($)      Compensa-
             December                         sation($)                                  tion ($)
             31

Michael W.      1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
Gorts,          1996     $6,497      -0-         -0-        -0-        -0-      -0-       -0-
President and
Director

Tony Tegano,    1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
Chairman of     1996      -0-        -0-         -0-        -0-        -0-      -0-       -0-
the Board

Lonnie Ellis,   1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
Director        1996      -0-        -0-         -0-        -0-        -0-      -0-       -0-

Annette Moreno, 1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
Sec./Treasurer  1996     $9,083      -0-         -0-        -0-        -0-      -0-       -0-

Robert Briare,  1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
former Sec./    1996      -0-        -0-         -0-        -0-        -0-      -0-       -0-
Treasurer

Robert Amira,   1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
former director 1996      -0-        -0-         -0-        -0-        -0-      -0-       -0-

Robin D. Porter 1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
former Pres./CEO1996      -0-        -0-         -0-        -0-        -0-      -0-       -0-
,treasurer & Dir.

Rodney G. Porter1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
former Operat-  1996      -0-        -0-         -0-        -0-        -0-      -0-       -0-
tions Officer
and director

Godfrey Penrod, 1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
former Chairman 1996      -0-        -0-         -0-        -0-        -0-      -0-       -0-
of the Board

David Call,     1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
former VP and   1996      -0-        -0-         -0-        -0-        -0-      -0-       -0-
director

Jennie Porter,  1995      -0-        -0-         -0-        -0-        -0-      -0-       -0-
former Sec. and 1996      -0-        -0-         -0-        -0-        -0-      -0-       -0-



Bonuses and Deferred Compensation
---------------------------------

     None; not applicable.

Compensation Pursuant to Plans
------------------------------

     None; not applicable.

Pension Table
-------------

     None; not applicable.

Other Compensation
------------------

     None; not applicable.

Compensation of Directors
-------------------------

     There are no standard arrangements pursuant to which directors of the Company are compensated for any services provided as a director, including any amounts payable of committee participation or special assignments.

Employment Contracts
--------------------

     The Company does not have any employment contracts with any officer or employee.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

      None.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company does not have any securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); therefore, its directors and executive officers and the beneficial owners of more than 10% of its issued and outstanding common stock are not required to file statements of beneficial ownership of securities with the Securities and Exchange Commission in accordance with the Exchange Act.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following tables set forth the shareholdings of the Company's directors and executive officers and those persons who own more than five percent of the Company's common stock as of August 28, 1997, with the computations being based upon 9,222,981 shares of common stock being outstanding:


                     DIRECTORS AND EXECUTIVE OFFICERS


                                         Number of Shares        Percent
Name and Address (1)                     Beneficially Owned      of Class
----------------                        ------------------       --------


Michael Gorts                               1,490,875             16.2%
c/o Net Telecommunications, Inc.
101 Convention Center Dr., Suite P125
Las Vegas, NV  89109

Tony Tegano                                    -0- (2)             -0-
c/o Net Telecommunications, Inc.
101 Convention Center Dr., Suite P125
Las Vegas, NV  89109

Lonnie Ellis                                   -0-                 -0-
c/o Net Telecommunications, Inc.
101 Convention Center Dr., Suite P125
Las Vegas, NV  89109

Annette Moreno                                  -0-                -0-
c/o Net Telecommunications, Inc.
101 Convention Center Dr., Suite P125
Las Vegas, NV  89109


All directors and officers as a group       1,490,875            16.2%
(Four persons)

          (1) See Part I, Item 5, below, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

          (2) A total of 1,490,875 "unregistered" and "restricted" shares of the Company's common stock are held by Sharon Tegano, who is the daughter of Mr. Tegano. However, Ms. Tegano is not a minor and does not share a residence with Mr. Tegano and these shares will not be deemed to be beneficially owned by Mr.
               Tegano.


                         FIVE PERCENT STOCKHOLDERS


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------


Chris Fanelli                                 483,871              5.2%
3595 S. Polaris, #102
Las Vegas, NV  89103

Michael Gorts                               1,490,875             16.2%
9301 Leaping Lily Lane
Las Vegas, NV  89129

Sharon Tegano                               1,490,875             16.2%
c/o Net Telecommunications, Inc.
101 Convention Center Drive
Las Vegas, NV  89109

Windsor Acquisition Corp.                     890,788              9.7%
140 Heatherdell Road
Ardsley, NY  105021
                                               _______            ______

                                             4,356,409             47.3%



Changes in Control
------------------

          There are presently no arrangements that may result in a change in control of the Company. However, by executing the Security Agreement and the Collateral Pledge Agreement with Bentley Kin on February 4, 1997, the Company pledged all of the issued and outstanding shares of common stock of NTI, its wholly-owned subsidiary, to secure repayment of the Bentley King loan. See the heading "Subsequent Events" of the caption "Description of Business" of this Report.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          The Company has no parent.

Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K*

         Current Report on Form 8-K, dated July 5, 1996**

         Current Report on Form 8-K, dated August 1, 1996**

         Current Report on Form 8-K-A1, dated August 1, 1996**

         Current Report on Form 8-K, dated August 24, 1996**

         Current Report on Form 8-K-A1, dated August 24, 1996**

         Current Report on Form 8-K-A2, dated August 24, 1996**


Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

          None.


          (ii)

Exhibit
Number               Description
------               -----------

 10.1     Promissory Note

 10.2     Loan Agreement

 10.3     Security Agreement

 10.4     Collateral Pledge Agreement

 10.5     Guaranty

 21       Subsidiaries of the Company

 27       Financial Data Schedule

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NET TELECOMMUNICATIONS, INC.



Date:  10-6-97                       By  /s/ Michael W. Gorts
      --------------                    --------------------------------------
                                        Michael W. Gorts, President and
                                       Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       NET TELECOMMUNICATIONS, INC.



Date: 10-6-97                       By   /s/ Michael W. Gorts
     -------------                    ------------------------------------
                                         Michael W. Gorts, President and
                                        Director



Date:  10-7-97                      By   /s/ Tony Tegano
      -------------                   ------------------------------------
                                       Tony Tegano, Chairman of the Board


Date:  10/6/97                      By  /s/ Lonnie Ellis
      --------------                  ------------------------------------
                                         Lonnie Ellis, Director


Date:  10/6/97                      By  /s/ Annette Moreno
      --------------                  ------------------------------------
                                         Annette Moreno, Secretary/Treasurer

                              NET TELECOMMUNICATIONS
                          (Formerly Silver Ledge, Inc.)
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1996

[Jones, Jensen & Company letterhead]

INDEPENDENT AUDITORS' REPORT

Board of Directors
Net Telecommunications, Inc.
(Formerly Silver Ledge, Inc.)
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Net Telecommunications, Inc. (formerly Silver Ledge, Inc.) (a development stage company) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and from inception on October 24, 1994 through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Net Telecommunications, Inc. (formerly Silver Ledge, Inc.) (a development stage company) as of December 31, 1996 and the results of their operations and their cash flows for the year then ended and from inception on October 24,1994 through December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, Net Telecommunications, Inc. has suffered losses from operations for each of the years ended December 31, 1996 and 1995, and has a stockholders' deficit as of December 31, 1996 that together raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters also are described in
Note 5. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/Jones, Jensen & Company
Jones, Jensen & Company
June 6, 1997

                            NET TELECOMMUNICATIONS, INC.
                           (Formerly Silver Ledge, Inc.)
                           (A Development Stage Company)
                             Consolidated Balance Sheet
                                 December 31, 1996
                                        ASSETS
CURRENT ASSETS

 Cash in bank                                         $ 15,742
 Prepaid expenses                                       17,485
 Total Current Assets                                   33,227

PROPERTY AND EQUIPMENT (Note 1)

 Office equipment                                       17,363
 Furniture                                               5,925
 Less - accumulated depreciation                        (5,196)
 Property and Equipment - net                           18,092

 OTHER ASSETS (Note 1)                                  25,476

 TOTAL ASSETS                                         $ 76,795

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                     $ 40,846
 Accrued expenses                                        4,384
 Note payable - current portion (Note 2)                19,312
 Total Current Liabilities                              64,542

 LONG-TERM DEBT (Note 2)                                65,688
 Total Liabilities                                     130,230

 COMMITMENTS (Note 6 and 8)

 STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; par value $0.001; 50,000,000 authorized,
 8,318,892 issued and outstanding                        8,319
 Additional paid-in capital                            849,920
 Subscriptions receivable (Note 9)                    (358,998)
 Deficit accumulated during the development stage     (552,676)

 Total Stockholders' Equity (Deficit)                  (53,435)

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $ 76,795

The accompanying notes are an integral part of these consolidated financial statements.

                         NET TELECOMMUNICATIONS, INC.
                        (Formerly Silver Ledge, Inc.)
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                                                 From
                                                             Inception on
                                                              October 24,
                                     For the Years Ended     1994 Through
                                        December 31,         December 31,
                                     1996           1995          1996
 NET SALES                           $ 29,571      $ 10,747     $ 40,318

EXPENSES

 Depreciation and amortization          3,172         2,024        5,196
 General and administrative           242,396       108,161      351,557

 Total Expenses                       245,568       110,185      356,753

 LOSS FROM OPERATIONS                 215,997       (99,438)    (316,435)

OTHER EXPENSE

 Interest expense                      13,869           -         13,869

 Total Other Expense                   13,869           -         13,869

 LOSS BEFORE DISCONTINUED OPERATIONS (229,866)      (99,438)    (330,304)

 DISCONTINUED OPERATIONS (Note 7)    (222,372)          -       (222,372)

 NET LOSS                          $ {452,238)    $ (99,438)  $ (552,676)

 LOSS PER SHARE                       $ (0.06)      $ (0.02)

 WEIGHTED AVERAGE SHARES
 OUTSTANDING                        6,930,491     4,403,990

The accompanying notes are an integral part of these consolidated financial statements.

                         NET TELECOMMUNICATIONS, INC.
                        (Formerly Silver Ledge, Inc.)
                        (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)
                                                               Deficit
                                                             Accumulated
                                                Additional    During the
                               Common Stock       Paid-in    Development
                             Shares    Amount     Capital       Stage
 Balance, October 24, 1994       -     $   -      $   -       $    -

 Shares issued to initial
 stockholders for services
 valued at $1,000 on October
 24, 1994                    4,472,803   4,473     (3,473)

 Net loss from inception to
 December 31, 1994                 -       -          -         (1,000)

 Balance, December 31, 1994  4,472,803   4,473     (3,473)      (1,000)

 Issuance of common stock in
 exchange for debt November
 1995 at an approximate
 price of $0.14 per share      448,473     449     59,551          -

 Issuance of common stock for
 cash at various dates
 approximately $0.14 per
 share                         512,882     513     70,788          -

 Net loss for the year ended
 December 31, 1995                 -       -          -        (99,438)

 Balance, December 31, 1995  5,434,158   5,435    126,866     (100,438)

 Issuance of common stock
 for cash at various dates
 at approximately $0.14 per
 share                         565,362     565     78,134          -

 Common stock issued in
 recapitalization            2,000,000   2,000     (2,000)         -

 Issuance of common stock
 for cash at various dates
 at $1.00 per share             47,000      47     46,953          -

 Issuance of common stock
 for cash at $0.10 per share
 on July 3, 1996                50,000      50      4,950          -

 Issuance of common stock in
 failed acquisitions (Note 7)  222,372     222    222,150          -

 Options granted at $0.06 per
 share (Note 9)                    -       -      372,867          -

 Net loss for the year ended
 December 31, 1996                 -       -          -       (452,238)

 Balance, December 31, 1996  8,318,892 $ 8,319  $ 849,920   $ (552,676)

The accompanying notes are an integral part of these consolidated financial statements.

                          NET TELECOMMUNICATIONS, INC.
                         (Formerly Silver Ledge, Inc.)
                         (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                                                 From
                                                             Inception on
                                                              October 24,
                                    For the Years Ended      1994 Through
                                       December 31,          December 31,
                                    1996           1995         1996
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                $ (452,238)  $ (99,438)    $ (552,676)
 Adjustments to reconcile net
 income (loss to net cash
 provided (used) by operating
 activities:
  Depreciation and amortization        3,172       2,024          5,196
  Loss on rescinded acquisition
    (Note 7)                         222,372         -          222,372
  Issuance of stock options           13,869         -           13,869
 Change in assets and liabilities:
  (Increase) decrease in accounts
    receivable                         5,808      (5,808)           -
  (Increase) decrease in receivable
    related parties                    5,120      (5,120)           -
  (Increase) decrease in prepaid
    expenses                         (17,411)        (74)       (17,485)
  (Increase) decrease in other assets(25,476)        -          (25,476)
  Increase (decrease )in accounts
    payable                           38,240       5,260         43,500
  Increase (decrease) in accrued
    expenses                           3,932         452          4,384
  Increase (decrease) in payable to
    officer                           (6,555)      3,901         (2,654)
 Net Cash Used in Operating
     Activities                     (209,167)    (98,803)      (308,970)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment  (13,170)    (10,118)       (23,288)

 Net Cash Used in Investing
      Activities                   $ (13,170 ) $ (10,118)     $ (23,288)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from loans               $  85,000   $     -        $  85,000
 Sale of common stock                130,699     131,301        263,000
 Net Cash Provided from Financing
   Activities                        215,699     131,301        348,000

 NET INCREASE (DECREASE) IN CASH      (6,638)     22,380         15,742

 CASH BEGINNING OF PERIOD             22,380         -              -

 CASH END OF PERIOD                 $ 15,742    $ 22,380       $ 15,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR

 Interest                           $    -      $    -         $    -

 Income taxes                       $    -      $    -         $    -

NON CASH FINANCING

 Issuance of stock options          $372,867    $    -         $372,867

The accompanying notes are an integral part of these consolidated financial statements.

                          NET TELECOMMUNICATIONS, INC.
                         (Formerly Silver Ledge, Inc.)
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The accompanying consolidated financial statements include the accounts of Net Telecommunications, Inc. (Net Tel) and its wholly-owned subsidiary, Long Distance International (LDI). Collectively, they are referred to herein as "the Company". All significant intercompany accounts and transactions have been eliminated.

Net Tel was originally incorporated under the laws of the State of Montana under the name of Silver Ledge, Inc. Net Tel has been in the business of manufacturing and selling steel and steel related products such as wood burning stoves. In connection with the reorganization described below, Net Tel has disposed of its steel related business and changed its name to Net Telecommunications, Inc. Net Tel was reincorporated in Nevada on July 1, 1996.

LDI was incorporated under the laws of the State of Nevada on October 24, 1994. LDI started its operations in May of 1995 primarily as a reseller of long distance telephone services.

On July 10, 1996, Net Tel and LDI completed an Agreement and Plan of Reorganization whereby Net Tel issued shares of its common stock in exchange for all of the issued and outstanding common stock of LDI. The acquisition was accounted for as a recapitalization of LDI, because the shareholders of LDI control the Company after the acquisition. Therefore, LDI is treated as the acquiring entity for accounting purposes. There was no adjustment to the carrying value of the assets or liabilities of LDI in the exchange as the market value approximated the net carrying value. Net Tel is the acquiring entity for legal purposes and LDI is the surviving entity for accounting purposes.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

d. Earnings (Loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented.

e. Income Taxes

Due to net losses at December 31, 1996, no provision for income taxes has been made. There are no deferred income taxes resulting from Income and expense items being reported for financial accounting in different periods than for tax reporting purposes.

f. Property and Equipment

The cost of the property and equipment is depreciated over the estimated useful lives (5 - 7 years) of the related assets. Depreciation is computed using the straight line method.

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

h. Other Assets

Other assets consist of various refundable deposits for leases.

NOTE 2 - NOTE PAYABLE

During 1996, the Company received advances of $85,000 in accordance with a loan agreement which was formalized on February 4, 1997. The agreement provides for total advances of $300,000 to be made to the Company by June 1, 1997. The balance bears interest at 10% per annum. As additional consideration, the Company granted stock options to the lender to purchase 1,400,000 shares at a price of $0.06 per share. The consideration attributable to the $85,000 advanced during 1996 was $372,867. This will be amortized over the life of the loan and recorded as additional interest expense. The effective interest rate of the loan is 141% when considering the additional consideration. Payments are due annually commencing on November 1, 1997. The current portion due on the $85,000 balance is $19,312. Long-term maturities are as follows:

                      1998                 $ 19,845
                      1999                   21,830
                      2000                   24,013

                                           $ 65,688

NOTE 3 - INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109
 Accounting for Income Taxes (SFAs 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. For tax purposes, the Company has available at December 31, 1990 net operating loss carryforwards of approximately $530,000 for federal income which will expire in 2011. The tax ben~ fit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

NOTE 4- CONCENTRATIONS OF RISK

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

The Company has also entered into an agreement with Metrocom Corporation (Metrocom). Metrocom appointed the Company as a non-exclusive representative to sell and solicit orders for Metrocom long distance telephone services. The Company also gets commissions on this agreement based on a complicated commission schedule with rates from 5% to 30% as outlined in the agreement per certain volume levels of orders obtained. During the years ended December 31, 1896 and 1995, 97% and 100%, respectively, of the commissions received were from LCI.

The Company has consultant agreements with individuals and other organizations to pay commissions of 5% to 6% on billed long distance minus taxes and discounts.

NOTE 5 - GOING CONCERN

The Company has experienced losses during the year ended December 31, 1998. The Company has yet to generate sales or revenue to cover operations to date, and there is no assurance that future sales will be adequate to cover future expenses. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has completed a corporate reorganization. The Company also plans to take steps to reduce expenses and enhance sales. Management believes their plans will provide the Company with the ability to continue in existence.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a noncancelable operating lease. Future minimum lease payments are as follows:
                      1997              $ 88,701
                      1998                92,841
                      1999                96,986
                      2000               101,133
                      2001                60,403
                                       $ 440,064

Rent expense for the years ended December 31, 1996 and 1995 was $22,284 and $12,561, respectively.

NOTE 7 - DISCONTINUED OPERATIONS

During 1996, the Company entered into acquisition agreements to acquire three operating companies. The Company issued 1,230,000 shares of its common stock in exchange for all of the shares of the operating companies. In 1997, the agreements were rescinded. The Company was unable to recover all of the shares issued in the acquisitions. A total of 222,372 shares remain outstanding and will not likely be recovered. The shares were valued at the subscription price of $1.00 per share, and a loss on discontinued operations of $222,372 has been recorded.

NOTE 8 - SUBSEQUENT EVENT

On January 31, 1997, the Company entered into a noncancelable equipment lease for a five year term. The term starts June 1, 1997 with monthly lease payments of $14,662.

NOTE 9 - STOCK OPTIONS

On February 4, 1997, the Company formalized a loan agreement relating to advances received during 1996 (Note 2). The loan agreement provided for the granting of stock options to the lender to purchase 1,400,000 shares of the Company's stock at a price of $0.06 per share. The stock options expire October 31, 2000. The stock options are considered to be common stock equivalents, but they are not included in the earnings per share calculation as they are anti-dilutive.

NOTE 10 - CONSULTING AGREEMENT

During 1996, the Company entered into a consulting agreement with a financial consulting company. As consideration for the services to be rendered, the Company will issue 500,000 shares of its common stock according to the following schedule:

                 June 15, 1997         100,000 shares
                 July 14, 1997         100,000 shares
                 August 15, 1997       100,000 shares
                 September 15, 1997    200,000 shares

                 Total                 500,000 shares