Form 10QSB
period 1997-03-31
NET TELECOMMUNICATIONS INC
filed 1997-10-09
CIK 90357

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


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

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                             August 28, 1997

                                9,222,981
                                ---------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                       NET TELECOMMUNICATIONS, INC.
                      (A Development Stage Company)
                        Consolidated Balance Sheets

                                  ASSETS
                                                 March 31,     December 31,
                                                    1997           1996
                                                (Unaudited)
CURRENT ASSETS

  Cash in bank                                  $  8,698       $ 15,742
  Prepaid expenses                                11,738         17,485

     Total Current Assets                         20,436         33,227

PROPERTY AND EQUIPMENT

  Leasehold improvements                           5,000            -
  Office equipment                                17,363         17,363
  Furniture                                        5,925          5,925
  Less - accumulated depreciation                 (5,989)        (5,196)

     Property and Equipment - net                 22,299         18,092

OTHER ASSETS                                      41,727         25,476

     TOTAL ASSETS                               $ 84,462       $ 76,795


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                              $ 54,183       $ 40,846
  Accrued expenses                                 5,500          4,384
  Note payable - current portion                     -           19,312

     Total Current Liabilities                    59,683         64,542

LONG-TERM DEBT                                   228,000         65,688

     Total Liabilities                           287,683        130,230

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; par value $0.001; 50,000,000 authorized,
    8,318,892 issued and outstanding               8,319          8,319
  Additional paid-in capital                     849,920        849,920
  Subscriptions receivable                      (358,998)      (358,998)
  Deficit accumulated during the development
    stage                                       (702,462)      (552,676)

     Total Stockholders' Equity (Deficit)       (203,221)       (53,435)

     TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                       $ 84,462      $  76,795

                          NET TELECOMMUNICATIONS, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                 (Unaudited)

                                                                 From
                                                              Inception on
                                                               October 24,
                                For the Three Months Ended    1994 Through
                                        March 31,               March 31,
                                   1996            1997           1997
NET SALES                          $   9,764   $   10,036     $    50,354

EXPENSES

  Depreciation and amortization          809          793           5,989
  General and administrative          26,432      159,029         510,586

     Total Expenses                   27,241      159,822         516,575

LOSS FROM OPERATIONS                 (17,477)    (149,786)       (466,221)

OTHER EXPENSE

  Interest expense                    -            -               13,869

     Total Other Expense              -            -               13,869

LOSS BEFORE DISCONTINUED OPERATIONS  (17,477)    (149,786)       (480,090)

DISCONTINUED OPERATIONS               -            -             (222,372)

NET LOSS                           $ (17,477)  $ (149,786)   $   (702,462)

LOSS PER SHARE                     $   (0.00)  $    (0.02)

WEIGHTED AVERAGE SHARES
 OUTSTANDING                       8,318,892    8,318,892

                          NET TELECOMMUNICATIONS, INC.
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                                 Deficit
                                                                Accumulated
                                                Additional      During the
                                 Common Stock    Paid-in        Development
                              Shares    Amount   Capital          Stage
Balance, December 31, 1995   5,434,158 $5,435  $ 126,866       $ (100,438)

Issuance of common stock
 for cash at various
 dates at approximately
 $0.14 per share               565,362    565     78,134              -

Common stock issued in
 recapitalization            2,000,000  2,000     (2,000)             -

Issuance of common stock
 for cash at various
 dates at $1.00 per share       47,000     47     46,953              -

Issuance of common stock
 for cash at $0.10
 per share on July 3, 1996      50,000     50      4,950              -

Issuance of common stock
 in failed  acquisitions       222,372    222    222,150              -

Options granted at $0.06
 per share                         -      -      372,867              -

Net loss for the year ended
 December 31, 1996                 -      -          -           (452,238)

Balance, December 31, 1996   8,318,892  8,319    849,920         (552,676)

Net loss for the three
 months ended March 31,
 1997 (Unaudited)                  -      -          -           (149,786)

Balance, March 31, 1997
 (Unaudited)                 8,318,892 $8,319   $849,920       $ (702,462)

                         NET TELECOMMUNICATIONS, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                                  From
                                                              Inception on
                                                               October 24,
                                 For the Three Months Ended   1994 Through
                                           March 31,            March 31,
                                     1996           1997          1997
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                  $ (17,477) $ (149,786)      $ (702,462)
Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
  Depreciation and amortization          809         793            5,989
  Loss on rescinded acquisition         (750)        -            222,372
  Issuance of stock options              -           -             13,869
 Change in assets and liabilities:
  (Increase) decrease in accounts
    receivable                        (4,122)        -                -

  (Increase) decrease in receivable-
    related parties                      -           -                -
  (Increase) decrease in prepaid
    expenses                             -         5,747          (11,738)
  (Increase) decrease in other assets (4,200)    (16,251)         (41,727)
   Increase (decrease )in accounts
     payable                           9,512      13,337           56,837
   Increase (decrease) in accrued
     expenses                            113       1,116            5,500
   Increase (decrease) in payable to
     officer                            (972)        -             (2,654)

     Net Cash Used in Operating
        Activities                   (17,087)   (145,044)        (454,014)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment     -        (5,000)         (28,288)

     Net Cash Used in Investing
        Activities                   $   -      $ (5,000)       $ (28,288)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loans                $   -      $143,000        $ 228,000
  Sale of common stock                49,331         -            263,000

     Net Cash Provided from
        Financing Activities          49,331     143,000          491,000

NET INCREASE (DECREASE) IN CASH       32,244      (7,044)           8,698

CASH BEGINNING OF PERIOD              22,380      15,742              -

CASH END OF PERIOD                 $  54,624  $    8,698       $    8,698

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR

  Interest                         $     -    $      -         $      -
  Income taxes                     $     -    $      -         $      -

NON CASH FINANCING

  Issuance of stock options        $     -    $      -         $  372,867

                         NET TELECOMMUNICATIONS, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements


NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant s December 31,1996 Annual Report on Form 10KSB. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of operating results for the full years.

       The consolidated financial statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.


Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

       As of April 15, 1997, which is subsequent to the period covered by this Report, the Company's Siemens switch is fully operational and customers are being fully serviced. Additional customers will be solicited on an ongoing basis. The Company began receiving revenues from these customers in July, 1997.

          The Company's objective is to reach a volume of revenues that would enable it to be classified as a second-level long distance company with annual revenues in excess of $100 million. In order to reach this level, the Company will continue to increase revenue, improve cash flows and increase earnings by implementing the following business strategies.

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

Results of Operations.
----------------------

        Net sales for the quarterly periods ended March 31, 1997, and March 31, 1996, were $10,036 and $9,764, respectively. Total expenses during these periods were $159,822 and $27,241, resulting in losses from operations of $149,786 and $17,477, respectively. Loss per share in the quarterly period ended March 31, 1997, was $0.02, as compared to a net loss per share of $0.00 in the quarterly period ended March 31, 1996.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          Pursuant to a Rescission Agreement dated February 11, 1997, the Agreement and Plan of Merger by which Global Tours, Inc., a Nevada corporation ("Global") merged with and into Second Net Telecommunications Subsidiary, Incorporated (the "Global Plan") was rescinded by the cancellation of 483,871 shares that were issued pursuant to the Global Plan, and 16,129 shares were to remain outstanding of those issued pursuant to the Global Plan. This rescission was fully disclosed in the Company's Current Report on Form 8-K-A1, dated August 24, 1996, which was filed with the Securities and Exchange Commission on March 20, 1997, and which is incorporated herein by reference. See the Exhibit Index, Item 6 of this Report.

          On February 4, 1997, the Company executed a Promissory Note and a Loan Agreement whereby it formalized a loan of $300,000 from Bentley King Associates, Inc., a Delaware corporation ("Bentley King"). Under the terms of the Loan Agreement, Bentley King made three incremental payments to the Company as follows: $55,000 on November 11, 1996; $30,000 on December 13, 1996; and $30,000 on January 17, 1997, with the balance of $185,000 to be funded on an "as needed" basis on or before June 1, 1997. As of the date of this Report, the Company has received the total amount of $300,000 under the Loan Agreement, plus an additional $300,000 pursuant to a loan agreement that has not yet been formalized.

          The Bentley King loan bears interest at the rate of 10% per annum and will be fully due and payable on October 31, 2000. Commencing on November 1, 1997, the loan will be self-amortizing for the principal and all interest accruing to November 1, 1997, with payments to be due annually commencing on that date.

          The Loan Agreement also required that the Company form a wholly-owned subsidiary, NTI Telecom, Inc., a Nevada corporation, ("NTI"), to acquire equipment and operate as a telecommunications long distance service provider. As further partial consideration, the Company granted to Bentley King options to purchase 1,400,000 shares of its common stock at a price of $0.06 per share, exercisable at any time during the term of the loan. If the Company prepays the loan, the options shall be exercisable until October 31, 2000.
As further conditions of the loan, on February 4, 1997, the Company executed a Security Agreement and a Collateral Pledge Agreement whereby the it pledged all issued and outstanding shares of common stock of NTI as collateral for repayment of the loan. Also on February 4, 1997, NTI executed a Guaranty whereby it guaranteed repayment of the loan. True and correct copies of the Promissory Note, Loan Agreement, Security Agreement, Collateral Pledge Agreement and Guaranty are attached as exhibits to the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1996, which is filed concurrently herewith.

          NTI Telecom was incorporated in the State of Nevada on January 27, 1997.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K-A1, dated August 24, 1996, and filed with the Securities and Exchange Commission on March 20, 1997.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NET TELECOMMUNICATIONS, INCORPORATED



Date: 10-7-97                         By /s/ Michael W. Gorts
     --------------                     -------------------------------------
                                        Michael W. Gorts
                                        Director and President



Date: 10/7/97                         By /s/ Tony Tegano
     --------------                     -------------------------------------
                                        Tony Tegano
                                        Chairman of the Board


Date: 10/6/97                         By /s/ Lonnie Ellis
     --------------                     -------------------------------------
                                  Lonnie Ellis
                                  Director


Date: 10/6/97                         By /s/ Annette Moreno
     --------------                     -------------------------------------
                                  Annette Moreno
                                  Secretary/Treasurer