Form 10QSB
period 1997-06-30
NET TELECOMMUNICATIONS INC
filed 1997-10-09
CIK 90357

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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


                       NET TELECOMMUNICATIONS, INC.
                              Balance Sheets
                                (Unaudited)

                                  ASSETS
                                                June 30,       December 31,
                                                1997              1996
CURRENT ASSETS                                  (Unaudited)

  Cash in bank                                  $ 23,322        $ 15,742
  Prepaid expenses                                13,743          17,485

     Total Current Assets                         37,065          33,227

PROPERTY AND EQUIPMENT

  Leasehold improvements                          16,503             -
  Office equipment                                17,363          17,363
  Furniture                                        5,925           5,925
  Less - accumulated depreciation                (11,782)         (5,196)

     Property and Equipment - net                 28,009          18,092

OTHER ASSETS                                     186,505          25,476

     TOTAL ASSETS                               $251,579        $ 76,795

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                              $111,190        $ 40,846
  Accrued expenses                                 6,862           4,384
  Note payable - current portion                  -               19,312

     Total Current Liabilities                   118,052          64,542

LONG-TERM DEBT                                   612,000          65,688

     Total Liabilities                           730,052         130,230

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; par value $0.001;
     50,000,000 authorized,
     8,318,892 issued and outstanding              8,319           8,319
  Additional paid-in capital                     849,920         849,920
  Subscriptions receivable                      (358,998)       (358,998)
  Deficit accumulated during the development
    stage                                       (977,714)       (552,676)

     Total Stockholders' Equity (Deficit)       (478,473)        (53,435)

     TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)                   $251,579      $   76,795

                          NET TELECOMMUNICATIONS, INC.
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)
                                                                    From
                                                                 Inception on
                                                                  October 24,
                        For the Six Months  For the Three Months 1994 Through
                          Ended June 30,        Ended June 30,     June 30,
                        1996         1997    1996       1997       1997
NET SALES            $  16,802  $ 17,104  $   7,038  $  7,068     $ 57,422

EXPENSES

  Depreciation and
     amortization        1,619     6,586        810     5,793       11,782
  General and
    administrative      65,404   435,556     38,972   276,527      787,113

     Total Expenses     67,023   442,142     39,782   282,320      798,895

LOSS FROM OPERATIONS   (50,221) (425,038)   (32,744) (275,252)    (741,473)

OTHER EXPENSE

  Interest expense         -         -          -         -         13,869

     Total Other Expense   -         -          -         -         13,869

LOSS BEFORE DISCONTINUED
 OPERATIONS            (50,221) (425,038)   (32,744) (275,252)    (755,342)

DISCONTINUED OPERATIONS    -         -          -         -       (222,372)

NET LOSS             $ (50,221)$(425,038)  $(32,744)$(275,252) $  (977,714)

LOSS PER SHARE       $   (0.00)$   (0.05)  $  (0.00)$   (0.03)

WEIGHTED AVERAGE
 SHARES OUTSTANDING  8,318,892  8,318,892  8,318,892 8,318,892

                          NET TELECOMMUNICATIONS, INC.
                        (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                 Additional     During the
                              Common Stock        Paid-in      Development
                            Shares    Amount      Capital         Stage
Balance, December 31, 1995 5,434,158  $5,435      $126,866     $ (100,438)

Issuance of common stock
 for cash at various dates
 at approximately $0.14 per
 share                       565,362     565        78,134            -

Common stock issued in
  recapitalization         2,000,000   2,000        (2,000)           -

Issuance of common stock
 at various dates at
 $1.00 per share              47,000      47        46,953            -

Issuance of common stock
 for cash at $0.10
 per share on July 3, 1995    50,000      50         4,950            -

Issuance of common stock
 in failed acquisitions      222,372     222       222,150            -

Options granted at $0.06
 per share                       -       -         372,867            -

Net loss for the year ended
 December 31, 1996               -       -             -         (452,238)

Balance, December 31, 1996 8,318,892   8,319       849,920       (552,676)

Net loss for the six
 months ended
 June 30, 1997 (Unaudited)       -       -             -         (425,038)

Balance, June 30, 1997
  (Unaudited)              8,318,892  $8,319      $849,920     $ (977,714)

                          NET TELECOMMUNICATIONS, INC.
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                  From
                                                               Inception on
                                                                October 28,
                     For the Six Months  For the Three Months  1994 Through
                        Ended June 30,       Ended June 30,       June 30,
                       1996         1997    1996          1997         1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net Income (loss)    $ (50,221) $(425,038) $(32,744) $(275,252) $(977,714)
Adjustments to
 reconcile net
 income (loss) to
 net cash  provided
 (used) by operating
 activities:
  Depreciation and
    amortization         1,619      6,586       810      5,793     11,782
  Loss on rescinded
    acquisition           (750)       -         -          -      222,372

  Issuance of stock
   options                 -          -         -          -       13,869

Change in assets and liabilities:
  (Increase) decrease in
   accounts receivable (11,422)       -      (7,300)       -          -
  (Increase) decrease in
    receivable-related
    parties             (7,461)       -      (7,461)       -          -
  (Increase) decrease in
    prepaid expenses       -       19,993       -       14,246      2,508
  (Increase) decrease in
    other assets        (4,200)  (177,280)      -     (161,029)  (202,756)
  Increase (decrease) in
    accounts payable     1,245     70,344    (8,267)    57,007    113,844
  Increase (decrease) in
    accrued expenses      (339)     2,478      (452)     1,362      6,862
  Increase (decrease) in
    payable to officer  (2,960)       -      (1,988)       -       (2,654)

     Net Cash Used in
       Operating
       Activities      (74,489)  (502,917)  (57,402)  (357,873)  (811,887)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of property
   and equipment           -      (16,503)      -      (11,503)   (39,791)

     Net Cash Used in
      Investing
      Activities       $   -    $ (16,503) $    -    $ (11,503)  $(39,791)

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Proceeds from loans  $   -    $ 527,000  $    -    $ 384,000   $612,000
  Sale of common stock  78,699        -      29,368        -      263,000

     Net Cash Flows from
      Financing
      Activities        78,699    527,000    29,368    384,000    875,000

NET INCREASE (DECREASE)
 IN CASH                 4,210      7,580   (28,034)    14,624     23,322

CASH BEGINNING OF
  PERIOD                22,380     15,742    54,624      8,698        -

CASH END OF PERIOD   $  26,590   $ 23,322  $ 26,590   $ 23,322   $ 23,322


SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW
 INFORMATION

  Interest           $  -        $ -       $  -       $ -        $ -
  Income taxes       $  -        $ -       $  -       $ -        $ -

NON CASH FINANCING

  Issuance of stock
   options           $  -        $ -       $  -       $ -        $372,867

                       NET TELECOMMUNICATIONS, INC.
                     Noes to the Financial Statements
                    June 30, 1997 and December 31, 1996


NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant s December 31, 1996 Annual Report on Form 10-KSB. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of operating results for the full years.

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


Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

       As of April 15, 1997, the Company's Siemens switch is fully operational and customers are being fully serviced. Additional customers will be solicited on an ongoing basis. The Company began receiving revenues from these customers in July, 1997.

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

Results of Operations.
----------------------

        Net sales for the quarterly periods ended June 30, 1997, and June 30, 1996, were $7,068 and $7,038, respectively. Total expenses during these periods were $282,320 and $39,782, resulting in losses from operations of $275,252 and $32,744, respectively. Loss per share in the quarterly period ended June 30, 1997, was $0.03, as compared to a net loss per share of $0.00 in the quarterly period ended June 30, 1996.

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

Item 5.   Other Information.
----------------------------

          Pursuant to a Stock Purchase Agreement dated April 1, 1997, and an Addendum to Stock Purchase Agreement dated April 25, 1997, (i) the merger of Sierra-Net, Inc., a Nevada corporation ("Sierra") into First Net Telecommunications Subsidiary, Incorporated, a Nevada corporation (the "Net Tel Subsidiary") was deemed to have been rescinded by the purchase of all of the outstanding shares of Sierra and the subsequent cancellation of 393,757 shares of the 600,000 shares issued pursuant to the Agreement and Plan of Merger effecting such merger (the "Sierra Plan") (126,243 shares were to remain outstanding of those purchased pursuant to the Sierra Plan); and (ii) the merger of Sierra Internet, Inc., a Nevada corporation dba Tahoe On-Line ("Tahoe On-Line") into Sierra (the "Tahoe On-Line Plan") was deemed to have been rescinded by the cancellation of all 130,000 shares issued under the Tahoe on-Line Plan. These rescissions were fully disclosed in the Company's Current Reports on Form 8-K-A1, which were dated August 1, 1996, and August 24, 1996, respectively, and which were filed with the Securities and Exchange Commission on or about May 15, 1997. See the Exhibit Index, Item 6 of this Report.

          On June 2, 1997, the Board of Directors of the Company adopted a cafeteria plan within the context of Section 125 of the Internal Revenue Code and group medical insurance. Under the cafeteria plan, the Company pays 75% of the medical plan costs and 50% of the vision and dental plan for all employees that have enrolled in the plans. The Company also offers a disability plan and cancer coverage at employee expense. Group insurance coverage began in July, 1997, which is subsequent to the period covered by this Report, and all employees and certain consultants are eligible, provided that employees must remain employed for 90 days after initial enrollment.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K-A1, dated August 1, 1996, and filed with the Securities and Exchange Commission on May 15, 1997.

               Current Report on Form 8-K-A1, dated August 24, 1996, and filed with the Securities and Exchange Commission on May 15, 1997.

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