Form 10QSB
period 1997-09-30
NET TELECOMMUNICATIONS INC
filed 1998-01-23
CIK 90357

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                             January 22, 1998

                                9,703,006
                                ---------



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

                       NET TELECOMMUNICATIONS, INC.
                              Balance Sheets

                                  ASSETS

                                      September 30,        December 31,
                                         1997                 1996
                                      (Unaudited)
  Cash in bank                        $   23,308           $   15,742
  Accounts receivable - net of
   allowance for uncollectible
   accounts of $4,380 and $0,
   respectively                           24,030                  -
  Prepaid expenses                         7,996               17,485

     Total Current Assets                 55,334               33,227

PROPERTY AND EQUIPMENT

  Leasehold improvements                  31,613                  -
  Office equipment                        18,122               17,363
  Furniture                                5,925                5,925
  Less - accumulated depreciation        (12,575)              (5,196)

     Property and Equipment - net         43,085               18,092

OTHER ASSETS                             422,414               25,476

     TOTAL ASSETS                     $  520,833           $   76,795

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                    $   99,028           $   40,846
  Accrued expenses                         5,903                4,384
  Note payable - current portion             -                 19,312

     Total Current Liabilities           104,931               64,542

LONG-TERM DEBT                         1,174,406               65,688

     Total Liabilities                 1,279,337              130,230

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; par value $0.001;
   50,000,000 authorized,
   8,318,892 issued and outstanding        8,319                8,319
  Additional paid-in capital             849,920              849,920
  Subscriptions receivable              (358,998)            (358,998)
  Deficit accumulated during the
   development stage                  (1,257,745)            (552,676)

     Total Stockholders' Equity
      (Deficit)                         (758,504)             (53,435)

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                $  520,833         $     76,795

                          NET TELECOMMUNICATIONS, INC.
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                 (Unaudited)

                                                                From
                                                                Inception on
                                                                October 24,
                      For the Three Months  For the Nine Months 1994 Through
                       Ended September 30,  Ended September 30, September 30,
                       1997          1996    1997        1996       1997
NET SALES              $ 39,578  $  4,535   $56,682  $ 20,390  $   97,000

EXPENSES

  Depreciation and
    amortization            793     1,122     7,379     2,741      12,575
  General and
    administrative      318,816    44,743   754,372   109,199   1,105,929

     Total Expenses     319,609    45,865   761,751   111,940   1,118,504

LOSS FROM OPERATIONS   (280,031)  (41,330) (705,069)  (91,550) (1,021,504)

OTHER EXPENSE

  Interest expense          -         -         -         -        13,869

     Total Other Expense    -         -         -         -        13,869

LOSS BEFORE DISCONTINUED
 OPERATIONS            (280,031)  (41,330) (705,069)  (91,550) (1,035,373)

DISCONTINUED OPERATIONS     -         -         -         -      (222,372)

NET LOSS             $ (280,031) $(41,330) $705,069) $(91,550)$(1,257,745)

LOSS PER SHARE       $    (0.03) $  (0.01) $  (0.08) $  (0.01)

WEIGHTED AVERAGE
 SHARES OUTSTANDING   8,318,892  7,893,531 8,318,892  6,402,876

                           NET TELECOMMUNICATIONS, INC.
                         (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                                               Deficit
                                                               Accumulated
                                                  Additional    During the
                              Common Stock         Paid-in     Development
                            Shares     Amount      Capital        Stage
Balance, December 31, 1995 5,434,158  $5,435      $126,866     $ (100,438)

Issuance of common stock
 for cash at various dates
 at approximately $0.14 per
 share                       565,362     565        78,134            -

Common stock issued in
 recapitalization          2,000,000   2,000        (2,000)           -

Issuance of common stock
 at various dates at $1.00
 per share                    47,000      47        46,953            -

Issuance of common stock
 for cash at $0.10 per
 share on July 3, 1996        50,000      50         4,950            -

Issuance of common stock
 in failed acquisitions      222,372     222       222,150            -

Options granted at $0.06
 per share                       -       -         372,867            -

Net loss for the year ended
 December 31, 1996               -       -             -         (452,238)

Balance, December 31, 1996 8,318,892   8,319       849,920       (552,676)

Net loss for the nine
 months ended September
 30, 1997 (Unaudited)            -       -             -         (705,069)

Balance, September 30, 1997
 (Unaudited)               8,318,892  $8,319     $ 849,920    $(1,257,745)

                           NET TELECOMMUNICATIONS, INC.
                         (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                From
                                                                Inception on
                                                                October 24,
                      For the Three Months For the Nine Months  1994 Through
                       Ended September 30, Ended September 30,  September 30,
                       1997          1996    1997       1996        1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net Income (loss)      $(280,031) $ (41,330) $(705,069) $ (91,550)$(1,257,745)
Adjustments to
 reconcile net
 income (loss) to net
 cash provided (used)
 by operating
 activities:
  Depreciation and
   amortization              793      1,122      7,379      2,741      12,575
  Bad debt expense         4,380        -        4,380        -         4,380
  Loss on rescinded
   acquisition               -          -          -         (750)    222,372
  Issuance of stock options  -          -          -          -        13,869

Change in assets and liabilities:
  (Increase) decrease in
    accounts receivable  (28,410)    13,407    (28,410)     1,985     (28,410)
  (Increase) decrease in
    receivable-related
    parties                  -         (713)       -       (8,174)        -
  (Increase) decrease in
    prepaid expenses       5,747         74      9,489         74      (7,996)
  (Increase) decrease in
    other assets        (235,909)     1,254   (396,938)    (2,946)   (422,414)
  Increase (decrease) in
    accounts payable     (12,162)    (3,180)    58,182     (1,935)     99,028
  Increase (decrease) in
    accrued expenses        (959)     1,355      1,519      1,015       5,903
  Increase (decrease) in
    payable to officer       -        4,000        -        1,040         -

Net Cash Used in
   Operating Activities (546,551)   (24,011)(1,049,468)   (98,500) (1,358,438)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of property
   and equipment         (15,869)   (35,047)   (32,372)   (35,047)    (55,660)

Net Cash Used in
  Investing Activities  $(15,869) $ (35,047)  $(32,372)  $(35,047)  $ (55,660)

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Proceeds from loans   $562,406  $     -   $1,089,406   $    -    $1,174,406
  Sale of common stock       -       44,000        -      122,699     263,000

 Net Cash Flows from
    Financing Activities 562,406     44,000  1,089,406    122,699   1,437,406

NET INCREASE (DECREASE)
 IN CASH                     (14)   (15,058)     7,566    (10,848)     23,308

CASH BEGINNING OF PERIOD   23,322    26,590     15,742     22,380         -

CASH END OF PERIOD       $ 23,308  $ 11,532   $ 23,308   $ 11,532    $ 23,308

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW
 INFORMATION

  Interest               $    -    $    -     $    -     $  -       $  13,869
  Income taxes           $    -    $    -     $    -     $  -       $ -

NON CASH FINANCING

  Issuance of stock
  options                $    -    $    -     $    -     $  -       $  372,867

                       NET TELECOMMUNICATIONS, INC.
                     Notes to the Financial Statements
                 September 30, 1997 and December 31, 1996


NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant s December 31, 1996 Annual Report on Form 10-KSB. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of operating results for the full years.

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

Results of Operations.
----------------------

        Net sales for the quarterly periods ended September 30, 1997, and September 30, 1996, were $39,578 and $4,535, respectively. Total expenses during these periods were $319,609 and $45,865, resulting in losses from operations of $280,031 and $41,330, respectively. Loss per share in the quarterly period ended September 30, 1997, was $0.03, as compared to a net loss per share of $0.01 in the quarterly period ended September 30, 1996.

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

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None; not applicable.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NET TELECOMMUNICATIONS, INCORPORATED



Date: 1/22/98                         By /s/ Michael W. Gorts
     --------------                     -------------------------------------
                                        Michael W. Gorts
                                        Director and President


Date: 1/22/98                         By /s/ Tony Tegano
     --------------                     -------------------------------------
                                        Tony Tegano
                                        Chairman of the Board


Date: 1-22-98                         By /s/ Lonnie Ellis
     --------------                     -------------------------------------
                                        Lonnie Ellis
                                        Director


Date: 1/22/98                         By /s/ Annette Moreno
     --------------                     -------------------------------------
                                        Annette Moreno
                                        Secretary/Treasurer
